Form 10KSB
period 1996-03-31
TRIATHLON BROADCASTING CO
filed 1996-06-24
CIK 947718

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              |X|ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                                (FEE REQUIRED)

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1996

            |_|TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                               (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM _____ TO _____
                        COMMISSION FILE NUMBER 0-26530

                        TRIATHLON BROADCASTING COMPANY
                (Name of small business issuer in its charter)

                     DELAWARE                                33-0668235
         (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                Identification No.)

                 SYMPHONY TOWERS
             750 B STREET, SUITE 1920
              SAN DIEGO, CALIFORNIA                                  92101
     (Address of Principal executive offices)                      (Zip Code)
ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (619) 239-4242
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                                        Name of each exchange
               Title of each class                       on which registered
                                                      Nasdaq-Small Cap Market
       Class A Common Stock, $.01 par value

 Depository Shares, each representing a one-tenth     Nasdaq-Small Cap Market
 interest in a share of 9% Mandatory Convertible
          Preferred Stock, .01 par value

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ...X... NO ......

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's gross revenues for its fiscal year ended March 31, 1996 were $3,502,191.

The aggregate market value of the Class A Common Stock (one vote per share) and the Depository Shares (4/5 of one vote per share) held by non-affiliates computed by reference to the average bid and asked price of such Class A
Common Stock and Depositary Shares of $8.625 and $10; respectively, on June 20, 1996 and on June 14, 1996 (the last reported trading day for the Depositary Shares) was $24,840,000.

The number of shares outstanding of each of the issuer's classes of common equity as of June 21, 1996:


CLASS                                                                             OUTSTANDING AT JUNE 20, 1996

Class A Common Stock, $.01 par value                                                                 3,052,344
Class B Common Stock, $.01 par value                                                                   244,890
Class C Common Stock, $.01 par value                                                                   100,000
Class D Common Stock, $.01 par value                                                                 1,444,366

Transitional Small Business Disclosure Format (check one):  YES ...... NO ...X...


- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                                               FORM 10-KSB REPORT INDEX

10-KSB PART
AND ITEM NO.                                                                                       Page No.
                                                        PART I

Item 1                 Description of Business....................................................        3

Item 2                 Description of Property....................................................       18

Item 3                 Legal Proceedings..........................................................       18

Item 4                 Submission of Matters to a Vote of Security Holders........................       18

                                                        PART II

Item 5                 Market for Common Equity and Related Stockholder
                       Matters....................................................................       19

Item 6                 Management's Discussion and Analysis or Plan of
                       Operation..................................................................       20

Item 7                 Financial Statements.......................................................       24

Item 8                 Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure........................................       45

                                                       PART III

Item 9                 Directors, Executive Officers, Promoters and Control
                       Persons, Compliance with Section 16 of the Exchange
                       Act........................................................................       46

Item 10                Executive Compensation.....................................................       48

Item 11                Security Ownership of Certain Beneficial Owners and
                       Management.................................................................       52

Item 12                Certain Relationships and Related Transactions.............................       54

Item 13                Exhibits and Reports on Form 8-K...........................................       59


                                    PART I

ITEM 1.    DESCRIPTION OF BUSINESS

     Triathlon Broadcasting Company (the "Company") is a radio broadcasting company which owns and operates radio stations in medium and small-sized markets in the Midwest and Western United States. The Company currently owns and operates, provides programming to or sells advertising on 19 FM and 9 AM radio stations in seven markets: Wichita, Kansas; Lincoln, Nebraska; Omaha, Nebraska; Little Rock, Arkansas; Colorado Springs, Colorado; Tri Cities, Washington and Spokane, Washington.

     In the Wichita market, the Company owns and operates two FM and two AM radio stations and sells advertising pursuant to a joint sales agreement
("JSA") on a third FM radio station (the "Wichita Stations"). In the Lincoln market, it owns and operates four FM radio stations and one AM radio station (the "Lincoln Stations"). In each of the Omaha and Tri-Cities markets, it owns and operates two FM stations (the "Omaha Stations" and the "Tri Cities Stations"). In the Spokane market, the Company owns and operates two FM radio stations and one AM radio station and provides services pursuant to two JSAs on two FM radio stations (the "Silverado JSAs", collectively, the "Silverado Stations"). In the Little Rock market, the Company has entered into a letter of intent to purchase, and provides programming and sells advertising pursuant to a local marketing agreement ("LMA") on one FM radio station (the "Little
Rock Station"). In the Colorado Springs and Spokane markets, the Company provides programming and has a right to sell advertising pursuant to an LMA with Pourtales Radio Partnership ("Pourtales") on four FM and four AM radio stations (the "Pourtales LMA"). To take advantage of certain synergies in these markets, the Company entered into a joint sales agreement with Citadel Broadcasting Company ("Citadel") with respect to the stations subject to the Pourtales LMA (the "Citadel JSA"). The Silverado Stations are not a part of the Citadel JSA. As described below, the Company intends to acquire 16 stations over the next 18 months, including the station on which it has a JSA in Wichita, the Little Rock Station and the eight stations subject to the Pourtales LMA.
In connection with such acquisitions, the Company will also assume an LMA on two additional stations in the Tri-Cities market (the "Tri-Cities LMA Stations").

     Assuming the consummation of the Acquisitions (as defined herein), the Company will own and operate 32 radio stations of which eight will be subject to the Citadel JSA and will provide programming and sell advertising for two radio stations pursuant to an LMA and sell advertising on two radio stations pursuant to JSAs in seven markets and its portfolio of stations will include the following stations:



                                                NUMBER OF
                                                STATIONS
                          NUMBER OF             PRESENTLY          ADDITIONAL            ADDITIONAL           TOTAL
                           STATIONS             UNDER LMA           NUMBER OF             NUMBER OF          NUMBER
                          PRESENTLY           OR JSA WHICH       STATIONS TO BE        STATIONS TO BE          OF
                            OWNED           WILL BE ACQUIRED        ACQUIRED          UNDER LMA OR JSA      STATIONS
                            -----           ----------------        --------          ----------------      --------


MARKET                   AM     FM            AM      FM           AM      FM           AM       FM         AM     FM
- ------                   --     --            --      --           --      --           --       --         --     --

Wichita, Kansas           2      2            --       1            1       1           --       --          3      4

Lincoln, Nebraska       1(1)     4            --      --           --      --           --       --          1      4

Omaha, Nebraska          --      2            --      --           --      --           --       --         --      2

Colorado Springs, Colorado--    --             2       2           --      --           --       --          2      2

Tri-Cities, Washington    1      1            --      --          1(2)    1(2)           1        1          3      3

Spokane, Washington       1      2             2       2           --      --           --      2(3)         3      6

Little Rock, Arkansas    --     --            --       1           --       2           --       --         --      3

    Total..........       5     11             4       6            2       4            1        3         12     24


    (1)KHAT-AM is not currently operating and the Company is exploring options for the FCC license for this station.

     (2) The Company will acquire KEGX-FM and KTCR-AM in the event Pourtales is unable to sell these stations to a third party.

    (3) The Company began selling advertising on these stations pursuant to the Silverado JSAs on March 1, 1996.

STATIONS OWNED AND/OR OPERATED

    WICHITA STATIONS. On September 13, 1995, the Company acquired the assets of KRBB-FM operating in the Wichita, Kansas market (the "Initial Wichita Station") from Marathon Broadcasting Company and the assets of KXLK-FM, KFH-AM and KQAM-AM also operating in the Wichita, Kansas market from Pourtales for an aggregate purchase price of $5.9 million.

    In September 1995, the Company entered into a JSA with Pourtales pursuant to which the Company sells all the advertising time on KEYN-FM, operating in the Wichita, Kansas market, until the earlier of the fifth anniversary of such agreement or until the purchase of KEYN-FM by the Company. The Company retains all of the revenue it receives from the sale of advertising time less monthly payments to Pourtales of approximately $45,000.

    LINCOLN STATIONS. On January 24, 1996, the Company acquired in a stock acquisition, KTGL-FM and KZKX-FM each operating in the Lincoln, Nebraska market from Pourtales (the "Initial Lincoln Stations") for an aggregate purchase price of $9.7 million.

    To further strengthen its presence in the Lincoln, Nebraska market, on January 29, 1996 the Company entered into a JSA pursuant to which it sold advertising on KIBZ-FM and KKNB-FM and on June 13, 1996, acquired the assets of those stations and of KHAT-AM, from Rock Steady, Inc. for an aggregate purchase price of approximately $3.3 million.

    OMAHA STATIONS. On April 10, 1996, the Company acquired the assets of KRRK-FM operating in the Omaha, Nebraska market from 93.3 Inc., for a purchase price of $2.7 million and the assets of KXKT-FM also operating in the Omaha, Nebraska market from Valley Broadcasting Company, for a purchase price of $8.1 million.

    TRI-CITIES STATIONS. On April 19, 1996, the Company acquired the assets of KALE-AM and KIOK-FM each operating in the Tri-Cities, Washington market from Sterling Realty Organization, for an aggregate purchase price of $1.2 million.

    SPOKANE STATIONS. On May 15, 1996, the Company acquired the assets of KISC-FM, KNFR-FM and KAQQ-AM each operating in the Spokane, Washington market from Silverado Broadcasting Company, Inc., for an aggregate purchase price of approximately $8.8 million (the "Silverado Acquisition"). From March 1, 1996 until the acquisition, the Company provided programming and sold advertising on those radio stations.

    In connection with the Silverado Acquisition, the Company received the right to purchase a controlling interest in KCDA-FM at a nominal price. The current licensee, however, has retained the right to redeem the Company's purchase rights by paying to the Company an amount equal to 75% of the fair market value of the station.

    On March 1, 1996, pursuant to the Silverado JSA, the Company began selling advertising on KNJY-FM and KCDA-FM, each operating in the Spokane, Washington market. The JSA relating to KNJY-FM renews annually until June 1, 1999 unless canceled by either party 60 days prior to June 1 of any given year. The JSA relating to KCDA-FM expires on October 1, 1998. Pursuant to the JSAs, the Company pays to the station owners a fee determined pursuant to formulas based on net collected revenues as defined.

STATIONS UNDER LMA AND TO BE ACQUIRED

    LITTLE ROCK STATION. On January 17, 1996, the Company entered in to a letter of intent with Multi-Market Radio, Inc. ("MMR") to purchase the Little Rock Station for a purchase price of $4.0 million, subject to adjustment downward to $3.5 million or upward to $5.0 million based on an independent valuation (the "MMR Acquisition"). The Company and MMR have obtained an appraisal from a nationally recognized appraisal firm which valued KOLL-FM at $4.1 million. The Company anticipates entering into an acquisition agreement shortly. On March 15, 1996, the Company entered into an LMA with MMR pursuant to which the Company provides programming and sells advertising on the Little Rock Station pending the consummation of the MMR Acquisition. In connection with entering into this LMA, the Company made a payment of $3.5 million to MMR which will be credited towards the purchase price of the Little Rock Station.

    POURTALES STATIONS. On January 15, 1996, the Company entered into the Pourtales LMA with respect to radio stations KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM, each operating in the Colorado Springs, Colorado market, and KEYF-FM, KEYF-AM, KUDY-AM and KKZX-FM, each operating in the Spokane, Washington market. The Pourtales LMA terminates on the earlier of January 31, 1997 or the consummation of the sale of these stations to the Company. Although typically an LMA entitles a party to provide programming for and sell advertising on a station in return for a fee to the station owner, on the stations subject to the Pourtales LMA, Citadel sells advertising pursuant to the Citadel JSA. In conjunction with entering into the Pourtales LMA, Pourtales assigned certain of its rights under the Citadel JSA to the Company. As a result, the Company provides programming for these stations while Citadel sells advertising. Under the Citadel JSA, Citadel, which currently owns other stations in the Colorado Springs and Spokane markets (the "Citadel Stations"), is entitled to retain a monthly fee (the "JSA Fee") based on the combined revenues from the sale of advertising time on the Citadel Stations and the stations subject to the Pourtales LMA (the "Aggregate Revenues") and the combined operating expenses of such stations (the "Aggregate Operating Expenses") less a monthly payment to the Company of 45% of the difference between the Aggregate Revenues and Aggregate Operating Expenses each month, up to and including June 1997. After June 1997, the Company is entitled to receive 40% of such difference. Pourtales is the licensee of the stations subject to the Pourtales LMA and is responsible for and pays the operating expenses at such stations, except for programming expenses related to the Pourtales LMA and selling expenses related to the Citadel JSA. The Citadel JSA will terminate on December 31, 2000 unless extended for up to two additional consecutive five year terms by either party.

    On January 16, 1996, the Company entered into an agreement with Pourtales to acquire the eight radio stations that are subject to the Pourtales LMA, radio station KEYN-FM subject to a JSA and radio stations KEGX-FM and KTCR-AM, each operating in the Tri-Cities, Washington market, and to assume an LMA for radio stations KNLT-FM and KUJ-AM, also operating in the Tri-Cities, Washington market for an aggregate purchase price of $22.5 million (the "Pourtales Acquisition"). The Company made a non-refundable deposit in the form of an irrevocable stand-by letter of credit in the amount of $925,000, in an escrow account and has made further non-refundable deposits in the aggregate amount of $2.0 million. If the agreement is terminated by either party in accordance with its terms, the FCC denies the application or fails to grant its consent within ten months of the filing of the FCC application or the Pourtales Acquisition is not consummated by January 30, 1997, the Company will forfeit the deposit of $2.0 million. The Company will also forfeit the letter of credit if the Company does not consummate the acquisition of these stations due to a material breach on its part. Pursuant to the agreement, Pourtales must use reasonable efforts to sell KEGX-FM and KTCR-AM to a third party prior to consummation of the Pourtales Acquisition. In the event that such a sale occurs, the aggregate purchase price for the Pourtales Acquisition will be reduced by the greater of the actual sale price of KEGX-FM and KTCR-AM or $2.5 million. In addition, in the event that the Company fails to consummate the Pourtales Acquisition, Citadel will have the right to purchase the stations subject to the Pourtales LMA on the same terms as the Company, including the application of the Company's $2.0 million non-refundable deposit toward the purchase price, provided FCC approval is obtained.

    In connection with the Pourtales Acquisition the Company will assume Pourtales' rights and obligations under an LMA to provide services to KNLT-FM and KUJ-AM (the "Tri-Cities LMA"). Pursuant to the Tri-Cities LMA, the Company will pay the owner of the stations $22,000 per month, which includes an $8,000 monthly advance for certain expenses. At the end of each 12 month period the actual expenses will be computed and the Company will pay any shortfall to such owner or will receive a refund from such owner for any overpayment of such expenses. The Tri-Cities LMA expires on April 13, 2003.

ADDITIONAL STATIONS TO BE ACQUIRED

    SOUTHERN SKIES STATIONS. To strengthen its position in the Wichita, Kansas and Little Rock, Arkansas markets, on February 8, 1996, the Company entered into an agreement with Southern Skies Corporation and its affiliate Arkansas Skies Corporation (collectively "Southern Skies") to acquire KZSN-FM and KZSN-AM, and KSSN-FM and KMVK-FM, respectively, for an aggregate purchase price of $24.5 million (the "Southern Skies Acquisition" and together with the Pourtales Acquisition, the "Acquisitions"). A portion of the purchase price of the Southern Skies Acquisition equal to $500,000 will be paid by delivery of 46,189 shares of the Company's Class A Common Stock and the Company has granted registration rights to Southern Skies with respect to such shares. In addition, $750,000 will be paid over five years in consideration for one of the principals entering into a non-competition agreement. The Company has provided a deposit in the form of an irrevocable stand-by letter of credit in the amount of approximately $1.2 million. Pursuant to the terms of the agreement, the Company will forfeit the letter of credit and pay an additional amount of $1.2 million as liquidated damages if the Company does not consummate the acquisition of these stations due to a material breach on its part. The agreement is expressly conditioned upon the FCC's prior consent to the transaction and the agreement may be terminated by either party for, among other things, the failure of the FCC to grant such consent by February 8, 1997. The FCC granted its consent to the applications for KZSN-FM and KZSN-AM on April 29, 1996. A petition to deny the license renewals of KSSN-FM and KMVK-FM was filed with the FCC alleging Equal Employment Opportunity violations against Southern Skies. The assignment applications for these stations is still pending.

The consummation of each of the Acquisitions requires the approval of the FCC.

COMPANY STRATEGY

ACQUISITIONS. The Company's strategy is to expand by acquiring multiple radio stations in medium and small-sized markets and to enhance the financial performance of the stations it owns and operates through the application of management techniques developed or refined by its officers and consultants through extensive experience with large, medium and small-sized radio market operations. The Company believes that its extensive managerial expertise in operating radio stations in all size markets can be employed effectively to improve operating results of its radio stations and may provide the Company a competitive advantage in medium and small-sized markets. Pursuant to the recently enacted

Telecommunications Act of 1996 (the "Recent Legislation") the Federal Communications Commission ("FCC") modified its ownership rules to generally
(i) eliminate the limit on the total number of radio stations one entity may own nationally and (ii) increase the number of radio stations one entity may own locally. See "Federal Regulation of Radio Broadcasting." The Company intends to pursue acquisition opportunities made possible by the Recent Legislation and intends to increase the total number of stations it owns both nationally and locally. The Company believes that multiple station ownership especially in its targeted medium to small-sized markets will achieve cost savings by eliminating duplicative sales and overhead expenses and enhance competitive strength and revenues by offering advertisers a broader range of advertising packages.

    As a result of the Recent Legislation, as a part of the Company's strategy to expand in both new and existing markets and to enhance the financial performance of the stations it currently owns, the Company recently entered into several agreements and a letter of intent to purchase a total of 16 stations over the next 18 months including 9 stations which the Company already provides programming to or sells advertising on. In addition, in connection with one of the acquisitions, the Company will assume an LMA on two stations. See "Federal Regulation of Radio Broadcasting." Assuming the consummation of the Acquisitions, the Company will own and operate 32 radio stations and will provide programming and sell advertising on two stations pursuant to an LMA and sell advertising on two stations pursuant to JSAs in seven markets. There can be no assurance that the Company can consummate any or all of the Acquisitions.

OPERATIONS. The Company believes that its management group and its advisors have substantially greater experience in the management of radio stations in all market sizes than is generally available to other companies operating stations in medium and small-sized markets. The Company believes that such expertise can be applied to improve the financial performance and Broadcast Cash Flow of medium and small-sized market stations by enhancing revenues while controlling costs. The Company seeks to enhance the financial performance of its stations through the application of management techniques developed or refined by its officers and consultants through extensive experience with large, medium and small-sized radio market operations. These techniques include (i) targeted programming designed to increase audience share within specific demographic groups considered to be particularly attractive to advertisers, (ii) sales and marketing programs intended to increase both audience share and advertising time, from which substantially all of the Company's revenues are derived, (iii) effective advertising rate management and advertising inventory control and (iv) the implementation of operating efficiencies to reduce costs.

    The Company conducts extensive market research to refine and enhance programming at each of the stations. The stations currently employ a variety of programming formats, including "Soft" Adult Contemporary, "Current" Adult Contemporary, "Hot" Country, Classic Rock, Oldies, Album-Oriented Rock, Alternative Rock, Nostalgia, Middle-of-the-Road, Classic Hits and Talk/News/Sports. The Company believes that selling advertising time in medium and small-sized markets is less dependent upon ratings and more dependent upon aggressive marketing, promotional and selling techniques. Local advertising and promotional tie-ins with local events are designed to heighten public awareness of the stations. The Company believes that the ownership of groups of radio stations enables it to offer advertisers a broader range of creative advertising packages and enables the Company to derive increased benefits from its advertising rate management and advertising inventory control techniques.

    The Company seeks to reduce expenses at the stations by implementing cost controls, operating the stations as groups and lowering overhead by combining and centralizing administrative and financial functions of its stations. In operating each of the stations, the Company focuses on the development of strong decentralized management which will be responsible for the day-to-day operation of the station and will receive incentive compensation based on such station's financial performance.

THE STATIONS AND THE MARKETS

The following table summarizes certain information relating to the stations that the Company (i) owns and operates, (ii) intends to acquire pursuant to the Acquisitions, (iii) currently provides or intends to provide programming to and sell advertising on pursuant to LMAs or (iv) currently sells or intends to sell advertising on pursuant to JSAs:


                                                                              Station Rank Among         Total Number
                                                           Target                   Target                of Stations
Station(1)                Station Format                 Demographic           Demographics (2)          in Market (2)
- ----------                --------------                 -----------           ----------------          -------------

WICHITA MARKET
 KRBB-FM                Adult Contemporary              Adults 25-54                  4                       22
 KXLK-FM                Adult Contemporary              Adults 25-54                  6*                      22
 KFH-AM                  Talk/News/Sports               Adults 25-54                  13*                     22
 KQAM-AM                 Talk/News/Sports               Adults 25-54                  15*                     22
 KEYN-FM (3)                  Oldies                    Adults 25-54                  2*                      22
 KZSN-AM (4)(5)               Country                   Adults 25-54                  --                      22
 KZSN-FM (4)                  Country                   Adults 25-54                   1                      22

LINCOLN MARKET
 KZKX-FM                    Hot Country                 Adults 25-54                  1*                      20
 KTGL-FM                   Classic Rock                 Adults 25-54                  1*                      20
 KIBZ-FM                Album-Oriented Rock             Adults 18-34                   6                      20
 KKNB-FM                 Alternative Rock               Adults 18-34                  9*                      20
 KHAT-AM (6)                    --                           --                       --                      --

OMAHA MARKET
 KRRK-FM                 Alternative Rock               Adults 18-34                   9                      20
 KXKT-FM                   Young Country                Adults 25-54                   4                      20

COLORADO SPRINGS MARKET
 KVOR-AM (4)(7)              News/Talk                  Adults 25-54                  11                      24
 KSPZ-FM (4)(7)               Oldies                    Adults 25-54                   4                      24
 KVUU-FM (4)(7)         Adult Contemporary              Adults 25-54                   7                      24
 KTWK-AM (4)(7)(8)           Nostalgia                  Adults 35-64                  --                      --

SPOKANE MARKET
 KEYF-FM (4)(7)               Oldies                    Adults 25-54                   4                      18
 KEYF-AM (4)(7)(9)            Oldies                    Adults 25-54                  --                      18
 KUDY-AM (4)(7)(8)           Religion                      Adults                     --                      --
 KKZX-FM (4)(7)            Classic Rock                 Adults 25-54                   1                      18
 KISC-FM                Adult Contemporary              Adults 25-54                   2                      18
 KNFR-FM                      Country                   Adults 25-54                   3                      18
 KAQQ-AM                Middle-of-the-Road              Adults 35-64                  10*                     18
 KCDA-FM (10)              Real Country                 Adults 25-54                  11                      18
 KNJY-FM  (10)           Alternative Rock               Adults 18-34                   5                      18

TRI-CITIES MARKET
 KEGX-FM (4)(11)           Classic Hits                 Adults 25-54                   2                      19
 KTCR-AM (4)(11)         News/Talk/Sports               Adults 35-64                   3                      19
 KALE-AM (12)                News/Talk                  Adults 35-64                  --                      19
 KIOK-FM              Contemporary Hit Radio            Adults 18-34                   5                      19
 KNLT-FM (13)                 Oldies                    Adults 25-54                  7*                      19
 KUJ-AM (9)(13)              News/Talk                  Adults 35-64                  --                      --

LITTLE ROCK MARKET
 KOLL-FM (4)(14)              Oldies                    Adults 25-54                   4                      22
 KSSN-FM (4)                  Country                   Adults 25-54                   1                      22
 KMVK-FM (4)                  Country                   Adults 25-54                  10                      22



                                       9











      *Tied in rank with other stations in the market.


      (1) Some stations are licensed to a different community located within the market they serve.

      (2) According to the Winter 1996 ratings survey published by Arbitron except for the Tri-Cities market which is according to the Spring 1995 survey.

      (3) The Company sells advertising on this station pursuant to a JSA and has entered into an agreement with Pourtales to acquire this station.

      (4) The Company has entered into agreements to acquire these stations or a letter of intent with respect to KOLL-FM.

     (5) A ranking is not provided for KZSN-AM because it is simulcast with KZSN-FM.

     (6) KHAT-AM is not operating and the Company is currently exploring options for this license.

      (7) The Company entered into the Pourtales LMA and Citadel sells advertising pursuant to the Citadel JSA on these stations. The Company has entered into an agreement to acquire these stations.

      (8) These stations are not included in the ratings survey published by Arbitron.

      (9) A ranking is not provided for KEYF-AM because it is simulcast with KEYF-FM.

      (10)The Company sells advertising pursuant to the Silverado JSAs on these stations.

      (11)Pursuant to the terms of the Pourtales Acquisition, the Company will purchase these stations only if Pourtales does not sell these stations to a third party.

     (12) This station, although included in the ratings survey published by Arbitron, is not ranked.

      (13 The Company will assume the Tri-Cities LMA on these stations in connection with the Pourtales Acquisition.

     (14) The Company provides programming to and sells advertising on KOLL-FM pursuant to the Little Rock LMA.


ADVERTISING

      The primary source of the Company's revenues is the sale of broadcasting time for local, regional and national advertising. A station's sales staff generates most of its local advertising sales, which comprises approximately 90% of the Company's revenues. To generate national advertising sales, the Company engages an advertising representative for each of its stations specializing in national advertising sales who is compensated on a commission-only basis. Most advertising contracts are short-term and generally run only for a few weeks.

      The Company believes that radio is one of the most efficient, cost-effective means for advertisers to reach specific demographic groups. Radio is a precisely targeted medium and is highly flexible due to the short lead time between production and broadcast and the relative ease of production of commercials. To ensure that an advertising message will be heard mainly by its targeted customer base, an advertiser can choose to advertise on a station with a format that appeals to a specific demographic group. In addition, radio can more readily reach people in the workplace and in their cars than television and other media.

      Advertising rates charged by radio stations are based primarily on a stations's ability to attract audiences in the demographic groups targeted by advertisers (as measured by ratings service surveys quantifying the number of listeners tuned to the station at various times of the day and week), on the number of stations in the market competing for the same demographic group and on the supply of and demand for radio advertising time. Rates are generally highest during morning and afternoon drive-time hours.

      The number of advertisements that are broadcast each hour depends on the format of a particular station. The Company estimates the number of advertisements broadcast per hour that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time may vary, the total number of slots available for broadcast advertising on a particular station generally does not vary significantly from year to year.

COMPETITION

      Radio broadcasting is a highly competitive business. The Company's stations compete for listeners and advertising revenues directly with other radio stations within their markets. Radio stations compete for listeners primarily on the basis of program content and by hiring high-profile talent with appeal to a particular demographic group. The Company competes for advertising revenues principally through effective promotion of its stations' listener demographics and audience shares, and through the number of listeners in a target group that can be reached for the price charged for the air-time. The Company's stations also compete for advertising revenues with other media, including broadcast television, cable television, newspapers, magazines, direct mail, coupons and billboard advertising. By building in each of its markets a strong listenership base comprised of a specific demographic group, the Company is able to attract advertisers seeking to reach those listeners. Other factors that affect a station's competitive position include its authorized power, terrain, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area.

      The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems and by digital audio broadcasting. See "--Federal Regulation of Broadcasting -- Proposed Changes." The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry. The Company also competes with other radio station groups to purchase additional stations. Some of these other groups are owned or operated by companies that are larger and have more financial and other resources than the Company.

      The Recent Legislation will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future, some of which may be larger and have more financial resources than the Company. There can be no assurance that the Company's existing stations or those to be acquired pursuant to the Acquisition will be able to maintain or increase their respective current audience ratings or advertising revenue market share.

      The Company's revenues vary throughout the year. As is the case throughout the radio broadcasting industry, the Company's first quarter generally reflects the lowest revenues and its fourth quarter generally reflects the highest revenues for each year.

EMPLOYEES

      As of March 31, 1996 the Company had approximately 230 full and part-time employees. No employees of the stations are represented by labor unions. The Company's relations with their employees historically have been good.

FEDERAL REGULATION OF RADIO BROADCASTING

      The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act. Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

      The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

      FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of seven years (the FCC has proposed in a recent rulemaking, raising the maximum term to eight years as permitted by the Recent Legislation) and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. Pursuant to the Recent Legislation, the FCC is required to grant the renewal application if the FCC finds the station has served the public interest, convenience, and necessity, there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC, and there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

      The following table sets forth the market, power, frequency and date on which the FCC license expires for each station that the Company (i) owns and operates, (ii) intends to acquire pursuant to the Acquisitions, (iii) currently provides or intends to provide services to pursuant to LMAs or (iv) currently sells or intends to sell advertising on pursuant to JSAs:


                                                                                                              EXPIRATION DATE OF
                     STATION                                 POWER IN KW'S                  FREQUENCY             FCC LICENSE
WICHITA MARKET
     KRBB-FM.....................................                 100                        97.9 MHZ               6/1/97
     KXLK-FM (1).................................                 100                       105.3 MHZ               6/1/97
     KFH-AM......................................                  5                         1330 kHz               6/1/97
     KQAM-AM (2).................................          5 (day) 1 (night)                 1410 kHz               6/1/97
     KZSN-AM (3).................................          5 (day) 1 (night)                 1480 kHz               6/1/97
     KZSN-FM (4).................................                 100                       102.1 MHZ               6/1/97
     KEYN-FM.....................................                  95                       103.7 MHZ               6/1/97
LINCOLN MARKET
     KZKX-FM (5).................................                 100                        96.9 MHZ               6/1/97
     KTGL-FM (6).................................                 100                        92.9 MHZ               6/1/97
     KIBZ-FM.....................................                  3                        106.3 MHZ               6/1/97
     KKNB-FM (7).................................                  31                       104.1 MHZ               6/1/97
     KHAT-AM (8).................................                  5                         1530 kHz               6/1/97
OMAHA MARKET
     KRRK-FM (9).................................                 3.6                        93.3 MHZ               6/1/97
     KXKT-FM (10)................................               100 (10)                    103.7 MHZ               2/1/97
COLORADO SPRINGS MARKET
     KVOR-AM ....................................          5 (day) 1 (night)                 1300 kHz               4/1/97
     KSPZ-FM.....................................                  53                        92.9 MHZ               4/1/97
     KTWK-AM.....................................        3.3 (day) 1.5 (night)               740 kHz                4/1/97
     KVUU-FM (11)................................                  68                        99.9 MHZ               4/1/97
SPOKANE MARKET
     KEYF-AM (12)................................         5 (day) .335 (night)               1050 kHz               2/1/98
     KEYF-FM (13)................................                 100                       101.1 MHZ               2/1/98
     KUDY-AM.....................................               5 (day)                      1280 kHz               2/1/98


                                      12










                                                                                                              EXPIRATION DATE OF
                     STATION                                 POWER IN KW'S                  FREQUENCY             FCC LICENSE
     KKZX-FM.....................................                 100                        98.9 MHZ               2/1/98
     KISC-FM.....................................                  94                        98.1 MHZ               2/1/98
     KNFR-FM (14)................................               3.7 (14)                     96.1 MHZ               2/1/98
     KAQQ-AM.....................................                  5                         590 kHz                2/1/98
     KNJY-FM (15)................................               5.5 (15)                    103.9 MHZ               2/1/98
     KCDA-FM (16)................................                 2.35                      103.1 MHZ               10/1/97
TRI-CITIES MARKET
     KTCR-AM (17)................................                  1                         1340 kHz               2/1/98
     KEGX-FM (18)................................                 100                       106.5 MHZ               2/1/98
     KALE-AM (18)................................          5 (day) 1 (night)                 960 kHz                2/1/98
     KIOK-FM (18)................................                 100                        94.9 MHZ               2/1/98
     KNLT-FM (19)................................                 100                        95.7 MHZ               2/1/98
     KUJ-AM (19).................................                  5                         1420 kHz               2/1/98
LITTLE ROCK MARKET
     KOLL-FM (20)................................                  96                        94.9 MHZ               6/1/03
     KSSN-FM (21)................................                  92                        95.7 MHZ               6/1/96
     KMVK-FM (22)................................                  16                       106.7 MHZ               6/1/96


- -----------
(1)   Licensed to Haysville, Kansas.
(2)   The morning drive show is simulcast with KFH-AM.
(3)   Simulcast to KZSN-FM.
(4)   Licensed to Hutchinson, Kansas.
(5)   Licensed to Seward, Nebraska.
(6)   Licensed to Beatrice, Nebraska.
(7)   Licensed to Crete, Nebraska.
(8)   This station is currently not operating.
(9)   Licensed to Bennington, Nebraska.
(10) Licensed to Glenwood, Iowa. This station was granted Special
Temporary Authority by the FCC to operate at 10kw from January 18, 1995, to
July 1, 1996.
(11)  Licensed to Pueblo, Colorado.
(12)  Licensed to Dishman, Washington.
(13)  Licensed to Cheney, Washington.
(14)  Licensed to Opportunity, Washington. Licensed for 3.7 kw, but FCC
      license application pending to increase the power to 56 kw. With respect to this application, on July 12, 1995, the FCC requested that Silverado provide certain information regarding antenna radiation center height discrepancies. FCC records indicate that Silverado has not provided such information.
(15)  Licensed for 5.5 kw, but FCC construction permit granted to increase the power to 7.7 kw.
(16)  Licensed to Coeur D'Alene, Idaho.
(17)  Licensed to Kennewick, Washington.
(18)  Licensed to Richland, Washington.
(19)  Licensed to Walla Walla, Washington. The Company will assume an LMA for these stations upon the consummation of the
Pourtales Acquisition.
(20)  Licensed to Maumelle, Arkansas.
(21)  License renewal pending.  FCC records indicate that a Petition to Deny the license renewal of this station has been filed alleging EEO violations.
(22)  Licensed to Benton, Arkansas. FCC records indicate that a complaint is pending at the FCC against this station. The FCC would not disclose the nature of this
      complaint or who initiated it.

         Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to assign, transfer, grant or renew a broadcast license, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein and compliance with the Communications Act's limitations on alien ownership.

         To obtain the FCC's prior consent to transfer or assign a broadcast license, appropriate applications must be filed with the FCC. If the transfer or assignment application involves a "substantial change" in ownership or control, the application is placed on public notice for a period of approximately 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If the transfer or assignment application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. If the FCC grants a transfer or assignment application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of that grant. The FCC normally has approximately an additional 10 days to set aside on its own motion such grant.

         Pursuant to the Recent Legislation, the FCC modified its ownership rules to eliminate the limit on the number of radio stations one entity may own nationally and to liberalize the limits on the number of radio stations one entity may own locally. As to such local limits, ownership rules now provide that: (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM); (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service; (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. FCC ownership rules continue to permit an entity to own one FM and one AM station locally regardless of market size.

         For the purposes of these rules, in general a station being programmed pursuant to an LMA by an entity is not counted as an owned station for the purposes of determining the programming entity's local ownership limits unless the entity already owns a radio station in the market of the station with which the entity has the LMA; a station whose advertising time is being sold pursuant to a JSA is not counted as an owned station of the entity selling the advertising time even if that entity owns a station in the market of the station with which the entity has the JSA.

         The Communications Act and FCC rules also prohibit the common ownership, operation or control of a radio broadcast station and a television broadcast station serving the same geographic market, subject to a waiver of such prohibition for stations located in the largest television markets if certain conditions are satisfied (the Recent Legislation directs the FCC to extend such waiver policy to the top 50 television markets), and of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low-power television) in any geographic market in which it owns broadcast properties.

         The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding, or through subsidiaries controlling, broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable. The FCC has outstanding a notice of proposed rulemaking that, among others things, seeks comment on whether the FCC should modify its attribution rules by attributing, under certain circumstances, non-voting stock or debt. The Company cannot predict the outcome of this proceeding or how modified rules will affect the Company's business. None of the Company's officers or directors have an attributable interest in any broadcast stations other than those attributable to the Company, except that Norman Feuer, the Company's President and Chief Executive Officer, provides radio programming consulting services to Pourtales for the stations it owns in the Tri-Cities, Washington market as well as the stations subject to the Tri-Cities LMA until the consummation of the Pourtales Acquisition. In addition, Robert F.X. Sillerman and Howard Tytel are officers and directors of SFX Broadcasting, Inc., a corporation engaged in the business of acquiring and operating radio stations in the top 70 markets, and of which Mr. Sillerman directly is the controlling stockholder. Mr. Sillerman also holds non-voting common and preferred stock interests, as well as voting common stock interests representing less than 5% of the outstanding voting power, in MMR, which has attributable interests in radio stations in small and medium markets primarily located in the Eastern United States, but heretofore the FCC has not considered Mr. Sillerman's interests in MMR attributable. However, Mr. Sillerman's non-voting stock interests in MMR are convertible into voting stock interests under certain circumstances, including the receipt of necessary FCC approval. Mr. Sillerman has filed applications with the FCC to convert his non-voting stock interests in MMR into voting stock interest. Furthermore, SFX and MMR have entered into a merger agreement pursuant to which, subject to certain conditions including FCC approval, MMR will become a subsidiary of SFX. The Company believes Mr. Sillerman's interests in the Company to be non-attributable at present. The FCC is examining through outstanding rule making and adjudicatory proceedings whether to change the criteria for considering an interest to be attributable. Some commentators in the rule making proceedings have urged that the test of attribution should not be voting power but rather influence over the licensee. Fisher Wayland Cooper Leader & Zaragoza LLP, FCC counsel to the Company, has advised the Company that to the extent that the FCC adopts this standard the contractual arrangements between Sillerman Communications Management Corporation ("SCMC") (a Company controlled by Mr. Sillerman that provides advisory services to the Company and several other radio companies, including SFX and MMR)and the Company may cause Messrs. Sillerman and Tytel's interests in the Company to be attributable. If the FCC were to determine that Messrs. Sillerman and Tytel's interests in the Company were attributable, then they may be required to reduce the number of their attributable interests to the then-applicable permissible limits contained in the FCC's ownership rules should the Company and other entities in which Messrs. Sillerman and Tytel would then have an attributable interest, own in the aggregate in excess of the local ownership limits in a given market, which reduction could have a material adverse effect on the Company.

         Under certain circumstances, the FCC's "cross-interest" policy may prohibit one party from acquiring an attributable interest in one media outlet and a substantial non-attributable economic interest in another media outlet in the same market. If a transaction involving SFX, which has received FCC consent to own radio stations in the Wichita market, is consummated before the FCC approves of the Pourtales Acquisition, the FCC will need to determine if its cross-interest policy is invoked by the Company's acquisition of KEYN-FM, which also operates in the Wichita, Kansas market along with the Company's already approved Wichita holdings. In its application for consent to acquire KEYN-FM, the Company will need to demonstrate that competition for the sale of spot advertising in the Wichita, Kansas market will not be impaired as a result of Robert F.X. Sillerman's passive interest in the Company and his active interest in SFX. The Company believes that because Mr. Sillerman is not active in the Company's daily operations and is not an officer or director of the Company, the FCC is likely not to invoke its cross-interest policy. However, there can be no assurance that the FCC will not invoke its cross-interest policy and prohibit the acquisitions of such station by the Company.

         The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or by a foreign government or a representative thereof, or by any corporation organized under the laws of a foreign country (collectively, "Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that FCC staff has interpreted this provision to require a public interest finding in favor of such a grant or holding before a broadcast license may be granted to or held by any such corporation and have made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to the radio station subsidiaries of the Company by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of the Company's stock were directly or indirectly owned or voted by Aliens. The Amended and Restated Certificate of Incorporation of the Company contains limitations on Alien ownership and control of the Company that are substantially similar to those contained in the Communications Act.

         Local Marketing Agreements. Over the past few years, a number of radio stations have entered into what have commonly been referred to as "local marketing agreements" or "LMAs." While these agreements may take varying forms, under a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities which program the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

         The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities and has specifically revised its "cross-interest" policy to make that policy inapplicable to time brokerage arrangements. Furthermore, over the past few years, the staff of the FCC's Mass Media Bureau has held that LMAs are not contrary to the Communications Act provided that the licensee of the station which is being substantially programmed by another entity maintains complete responsibility for and control over programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies.

         The FCC's multiple ownership rules specifically permit radio station LMAs to continue to be entered into and implemented, but provide that a station brokering more than 15% of the time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. In a market in which the Company owns a radio station, the Company would not be permitted to enter into an LMA with another local radio station which it could not own under the local ownership rules, unless the Company's programming constitutes 15% or less of the other local station's programming time on a weekly basis. The current FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage or LMA arrangement where the brokered and brokering stations which it owns or programs serve substantially the same area.

         Joint Sales Agreements. Under a typical JSA the licensee of 1 radio station sells the advertising time of another licensee's radio station, JSAs are currently not deemed by the FCC to be attributable. However, the FCC has outstanding a notice of proposed rule making concerning, among other things, whether JSAs should be considered attributable interests. The attribution with respect to radio station JSAs becomes less important because of the general liberalization of the ownership limits on radio stations authorized by the Recent Legislation. If JSAs become attributable interests, the Company would be required to terminate any JSA that the Company might have with a radio station with which the Company could not have an LMA.

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain types of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community, and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         Proposed Changes. The Congress and/or the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's radio broadcast stations, result in the loss of audience share and advertising revenues for the Company's radio broadcast stations, and affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions. Such matters may include: changes to the license renewal process; spectrum use or other fees on FCC licensees; revisions to the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting; technical and frequency allocation matters; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and cross-ownership policies; changes to broadcast technical requirements; delivery by telephone companies of audio and video programming to the home through existing phone lines; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder, instead of granting FCC licenses and subsequent license renewals.

         The FCC is currently considering whether to authorize the use of a new technology, digital audio broadcasting ("DAB"), to deliver audio programming. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not known at this time precisely how this technology may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

         The Company cannot predict what other matters might be considered in the future by the FCC or Congress, nor can it judge in advance what impact, if any, the implementation of the Recent Legislation or any of these proposals or changes might have on its business.

FORWARD-LOOKING INFORMATION

      Except for the historical information contained in this Form 10-KSB, certain items herein, including without limitation certain matters discussed under Part II, Item 6, Managements's Discussion and Analysis or Plan of Operation (the "MD&A") are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including without limitation the effect of economic and market conditions, the level and volatility of interest rates, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in Part I, Item 1, Competition and Federal Regulation of Radio Broadcasting and in Part II, Item 6, the MD&A.

ITEM 2.         DESCRIPTION OF PROPERTY

      The types of properties required to support each of the Company's radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. Transmitter sites are generally located so as to provide maximum market coverage.

      The Company's corporate headquarters are leased and located in a facility in San Diego, California covering approximately 1,000 square feet of office space. The studios, offices, transmitter and operations sites of the Initial Wichita Stations and the Company's Lincoln, Nebraska Stations are located in leased facilities.

      Upon the consummation of the Acquisitions, the Company will own or lease all of its offices, studios and transmitter sites with lease terms that will expire within the next 30 years. The Company does not anticipate any difficulties in assuming such leases or renewing those leases that expire within the next five years or in leasing other space if required.

      No particular interest in real property is material to the Company's overall operations. The Company believes that its properties are in good condition and suitable for its current and foreseeable operations; however, the Company continually looks for opportunities to upgrade its properties.

ITEM 3.         LEGAL PROCEEDINGS

      The Company is involved in litigation from time to time in the ordinary course of its business. The Company believes that there are no material threatened or pending legal proceedings against the Company which if adversely decided would have a material effect on the financial condition or prospects of the Company.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote of security-holders during the quarter ended March 31, 1996.

                                    PART II

ITEM 5.         MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Class A Common Stock has been quoted on the Nasdaq SmallCap Market under the symbol "TBCOA" since the Initial Public Offering at $5.50 per share on September 8, 1995 (the "Initial Public Offering"). The Company's Depositary Shares , each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, $.01 par value per share (the "Depository Shares") have been quoted on the Nasdaq SmallCap Market under the symbol "TBCOL" since the public offering at $10.50 per share on March 5, 1996 (the "Preferred Stock Offering"). The following table sets forth the high and low bid prices of the Class A Common Stock and the Depositary Shares, for the quarters indicated as reported by Nasdaq and reflect interdealer prices, without retail markup, markdown or commissions and may not represent actual transactions.


                                                                         CLASS A COMMON STOCK          DEPOSITARY SHARES

           CALENDAR YEAR 1995                                           HIGH            LOW            HIGH          LOW
           ------------------                                           ----            ---            ----          ---
           Third Quarter (since September 8 for the
           Class A Common Stock).................................  $   12 5/8        $   7              n/a          n/a
           Fourth Quarter  ......................................      11 7/8           10 3/4          n/a          n/a

           CALENDAR YEAR 1996
           ------------------
           First Quarter (since March 5 for the
           Depositary Shares)....................................  $   11 3/8        $  10 1/4     $  11 1/8    $  10 1/4


      On June 20, 1996, the closing sales price of the Class A Common Stock on Nasdaq was $8.625. On June 16, 1996, the last reported trading day for the Depositary Shares, the closing sales prices was $10 per Depositary Share. The Company believes that as of June 20, 1996, there were in excess of 2,000 beneficial owners in the aggregate for the Class A Common Stock and the Depositary Shares.

      The Company has not paid any cash dividends since its inception. The holders of the Depositary Shares are entitled to receive, when, as, and if dividends are declared on the Preferred Stock by the Board of Directors out of funds legally available therefor, cumulative preferential dividends from the issue date of the Depositary Shares, accruing at the rate per Depositary Share of $.945 per annum, payable quarterly in arrears on each June 30, September 30, December 31 and March 31 or, if any such date is not a business day, on the next succeeding business day. The first dividend payment will be for the period from the issue that upon conversion or redemption of the Depositary Shares the Company may elect to pay accrued unpaid dividends in shares of Class A Common Stock. Accumulated unpaid dividends will bear interest at a rate of 10.5% per annum. Except for the dividends with respect to the Depositary Shares, the Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its other securities in the foreseeable future. The decision whether to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and requirements, business conditions and other factors. No dividends will be paid on the Class A Common Stock, including shares issued upon the conversion of Depositary Shares, or any other class of capital stock of the Company unless and until all dividends with respect to the Preferred Stock (and thereby the Depositary Shares) have been paid.

      The Company has received a commitment from AT&T Capital Corporation ("AT&T") to enter into a credit agreement (the "Proposed Credit Agreement"). It is anticipated that upon the occurrence and during the pendency of an event of default under the Proposed Credit Agreement, the Company's ability to pay cash dividends with respect to the Depositary Shares will be restricted. See "Item 6. Management's Discussion and Analysis or Plan of Operation."

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


INTRODUCTION

      The Company currently owns and operates, provides programming to or sells advertising on 19 FM and 9 AM radio stations in seven markets: Wichita, Kansas; Lincoln, Nebraska; Omaha, Nebraska; Little Rock, Arkansas; Colorado Springs, Colorado; Tri-Cities, Washington and Spokane, Washington.

      The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. Broadcast Cash Flow is defined as net revenues less station operating expenses and excludes depreciation, amortization and corporate and non-cash compensation expenses. Broadcast Cash Flow, although not calculated in accordance with GAAP, is widely used in the broadcasting industry as a measure of a radio broadcasting company's operating performance. Broadcast Cash Flow is not an alternative to operating income, net income or net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP.

      The primary source of the Company's revenues is from the sale of radio advertising time. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenses. The Company strives to control these expenses by working closely with local station management.

      The Company's revenues are primarily affected by the advertising rates charged by radio stations. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. In addition, revenues of radio stations may be affected by many other factors including: (i) the popularity of programming; (ii) regulatory restrictions on types of programming or advertising (such as beer, wine, liquor and cigarette advertising); (iii) competition within national, regional or local markets from programming on other stations and from other media; and
(iv) loss of market share to other technologies. See "Business."

      The number of advertisements that can be broadcast without jeopardizing listening levels (and the resulting ratings) is limited in part by the format of a particular station. The Company will strive to maximize station revenue by managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations often utilize trade or barter agreements, which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company seeks to minimize its use of trade agreements.

      The Company's advertising contracts are generally short-term. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

      The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year and the fourth calendar quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

      The Company may experience continuing net losses due to anticipated high levels of depreciation and amortization arising from the acquisitions as well as interest expense arising under the Proposed Credit Agreement and any future borrowings resulting from station acquisitions and financing therefor.

RESULTS OF OPERATIONS

      Triathlon Broadcasting Company reflecting the actual results from April 1, 1995 through March 31, 1996. Radio broadcast operations of the Company commenced on September 13, 1995 as a result of the Company's Initial Public Offering and simultaneous acquisition of the Initial Wichita Stations. The same station pro forma comparison compares the Wichita and Lincoln stations owned at March 31,1996 as if owned for the 12 months ended March 31, 1996 and 1995.

      Net revenues (total revenues less agency commissions) for the year ended March 31, 1996 were $3,169,271. On a same station basis, pro forma net revenues increased 22.6% to $7,992,833 for the year ended March 31, 1996 from $6,521,054 for the year ended March 31, 1995 principally attributable to improved revenues at the Lincoln stations due to improved ratings.

      Station operating expenses for the year ended March 31, 1996 were $2,723,975. On a same station basis, pro forma station operating expenses increased 18.9% to $6,400,958 for the year ended March 31, 1996 from $5,385,262 for the year ended March 31, 1995 principally attributable to increased variable selling expenses commensurate with increased revenues.

      Broadcast Cash Flow for year ended March 31, 1996 was $445,296, with a Broadcast Cash Flow Margin of 14%. On a same station basis, pro forma Broadcast Cash Flow increased 40.2% to $1,591,875 for the year ended March 31, 1996 from $1,135,792 for the year ended March 31, 1995 due to the factors described above.

      Depreciation and amortization expenses for the year ended March 31, 1996 was $321,104.

      Corporate general and administrative expenses consisting primarily of officer's salary, professional fees and expenses and office expenses for the year ended March 31, 1996 were $547,891 which includes approximately $100,000 in fees paid to Sillerman Communications Management Corporation.

      The Company recorded non-cash compensation expense of $273,369 to reflect the issuance of 25,000 shares of Class A Common Stock to Mr. Miller, 244,890 shares of Class B Common Stock to Mr. Feuer, options to purchase
80,000 shares of Class A Common Stock to advisors of the Company and cash-only stock appreciation rights and other stock options with respect to 27,000 shares of Class A Common Stock to officers and directors. The amount of the compensation expense represents (i) the value of the shares issued to Mr. Miller, deemed to be $70,000 and charged as compensation expense at the date of the Initial Public Offering, (ii) the value of the shares issued to Mr. Feuer, deemed to be $680,000 to be amortized at $34,000 per quarter over the five year term of Mr. Feuer's employment agreement, (iii) compensation expense for the cash-only stock appreciation rights of $26,719 reflecting the excess of the quoted market price of the Company's Class A Common Stock on the respective measurement dates over the floor price, and (iv) compensation expense for the stock options based on the difference between the quoted market price over the exercise price on the date of grant. The Company will incur non-cash compensation expense of (i) approximately $34,000 per quarter through September 2000 in connection with the vesting of the Class B Common Stock and
(ii) approximately $55,000 per quarter through December 1997 in connection with the issuance of options to acquire Class A Common Stock to certain of the Company's advisors. There may be additional charges related to the cash-only stock appreciation rights which will be based on the market value if the Company's Class A Common Stock.

xxxxxxxxxxxxxx

      Operating loss (net revenues less total operating expenses) for the year ended March 31, 1996 was $697,068 due to the factors described above.

      Interest income for the year ended March 31, 1996 was $239,089 resulting from the Company's investment of idle cash which will be used to complete the Acquisitions.

      Interest expense, primarily attributable to borrowings associated with the Initial Lincoln Acquisitions was $590,062.

      The extraordinary loss of $320,000 represents the write-off of the unamortized deferred financing costs associated with the early extinguishment of the debt associated with the Initial Lincoln Acquisitions, which was repaid prior to year end.

      Net loss for the year ended March 31, 1996 was $1,367,390 due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal source of funds has been the net proceeds from the Initial Public Offering of approximately $12,900,000, a $9,000,000 credit agreement from AT&T (the "Credit Agreement") and net proceeds from the Preferred Stock Offering of approximately $49,400,000. In April 1996, the underwriters of the Preferred Stock Offering exercised their over-allotment option and the Company received net proceeds of approximately $6,290,000. The purchase price of the Wichita Stations, Lincoln Stations, the Omaha Stations, the Tri-Cities Stations, the deposit of $3,500,000 for the Little Rock Station and the funding of certain deposits and letters of credit in connection with the Acquisitions, together approximating $41,625,000, were financed with proceeds from the Initial Public Offering, the

Credit Agreement and the Preferred Stock Offering. The Credit Agreement was repaid with proceeds from the Preferred Stock Offering.

      Cash flow used in operating activities for the year ended March 31, 1996 totaled $972,113. Cash flow used for investing activities for this same period was $22,137,073 and related to the acquisition of the Initial Wichita Stations, the Initial Lincoln Stations and deposits and other costs of pending transactions. Cash flow provided by financing activities for the Company for the same period totaled $59,954,411 and related primarily to the Initial Public Offering and the Preferred Stock Offering.

      The Company has received a commitment letter from AT&T for the Proposed Credit Agreement of up to $40,000,000 which will be used to fund a portion of the purchase price of the Southern Skies Acquisition and Pourtales
Acquisition. Pursuant to the proposal, the amount of funding available under the Proposed Credit Agreement will be limited to an amount, which equals 5.5 times the combined historical 12-month trailing EBITDA (defined as earnings before interest, taxes depreciation and amortization). The calculation of such EBITDA is made on a pro forma basis which includes the trailing 12 month operating cash flow of the stations currently owned and/or operated by the Company and the stations subject to the Acquisitions. There can be no assurance that the Company will be able to enter into the Proposed Credit Agreement or that the stations will achieve the requisite cash flow levels required thereunder to obtain the financing necessary to fund the Acquisitions. In the event the Company does not enter into the Proposed Credit Agreement there can be no assurance it will otherwise be able to obtain the financing necessary to consummate the Acquisitions. The Company will be entitled to prepay the Proposed Credit Agreement at any time, in integral multiples of $500,000, subject to a prepayment premium declining from 3% to 0.5% over the life of the Proposed Credit Agreement; provided, however, that in certain circumstances, prepayments by the Company will not be subject to the prepayment premium.

      The following is a summary of the material terms of the commitment letter.

      Interest. The loan will be an obligation of the Company and each of its subsidiaries collectively the Borrowers and will bear interest, which is payable monthly in arrears, at a floating rate equal to 4.25% plus the 30-day Commercial Paper rate as published in The Wall Street Journal (the "Base Rate"). This base rate will be reduced by .25% if the ratio of AT&T debt (as such term is defined, to the Borrowers Combined Cash Flow Available for Debt Service (defined as EBITDA) equals or is less than 4.75 to 1.0. If this same ratio is 4.0 to 1.0, the pricing will decline to Commercial Paper plus 3.75%.

      Amortization. Principal is payable in 60 consecutive monthly installments on the first day of each month commencing on April 1, 1997 in amounts which increase incrementally from $92,000 per month during the first year to $236,000 per month during the fifth year of the Loan. The balance of the principal is due on February 1, 2002, however, the term may be extended for an additional 60 months upon the satisfaction of certain conditions and payment of a fee. In the event the maturity is extended, the then outstanding principal will be payable in 60 consecutive monthly installments on the first day of each month commencing on March 1, 2002 and continuing until February 1, 2007.

      Prepayment Premium. The Borrowers (hereinafter defined) are entitled to prepay the outstanding principal at any time, in integral multiples of $500,000, subject to a prepayment premium declining from 3% to 0.5% over the term; provided, however, that in certain circumstances, prepayments will not be subject to the prepayment premium.

      Security. The assets and obligations under the Loans are secured by a first priority security interest in all existing and after-acquired property of the Borrowers and all issued and outstanding capital stock of the Borrowers.

      Covenants. The Proposed Credit Agreement will contain financial leverage and coverage ratios and limitations on corporate overhead and restrictions on capital expenditures in excess of at least $625,000 in the aggregate.

      Prepayment. The Company will be entitled to prepay the Loan at any time, in integral multiples of $500,000, subject to a prepayment premium declining from 3% to 0.5% over the life of the Term Loan, provided, however, that in certain circumstances, prepayments by the Company will not be subject to the prepayment penalty.

      It is anticipated that the Company will be able to meet its obligations including debt service and dividend requirements over at least the next 12 months. However, under the terms of the Proposed Credit Agreement there is no assurance that the Company will be able to borrow enough to fund its pending acquisitions. In addition, it is anticipated that through this period dividend payments on the Preferred Stock are likely to be made out of the remaining proceeds of the Preferred Stock Offering or the Proposed Credit Agreement. In order to fund future dividend payments from operating income, the Company will have to improve the operating results of its current radio stations and those to be acquired in the pending acquisitions. The Company's ability to make these improvements will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

      The Company will be required to incur additional indebtedness or raise additional equity financing in connection with future acquisitions of radio properties and is likely to need to incur or raise such additional financing when the balloon payment is due in 2002 under the Proposed Credit Agreement. There can be no assurance that the Company will be able to incur such additional indebtedness or raise additional equity on terms acceptable to the Company. The Company's ability to make future acquisitions and incur additional indebtedness will also be restricted by the Proposed Credit Agreement. Without such sources of funding, it is unlikely that the Company will be able to implement its acquisition strategy.

RECENT ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in March 1995, which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 will be effective for the Company's financial statements beginning in fiscal 1997. The Company evaluates intangible assets for potential impairment by analyzing the operating results, trends and prospects of the Company's stations, as well as by comparing them to their competitors. The Company also takes into consideration recent acquisition patterns within the broadcast industry, the impact of recently enacted or potential FCC rules and regulations and any other events or circumstances which might indicate potential impairment. As a result of continued strong growth in radio advertising revenue, and based upon recent valuations of various station acquisitions in many of the Company's markets, management does not believe that the implementations of SFAS No. 121 will have a material effect on its financial statements

      The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock Based Compensation" in October 1995, which establishes financial accounting and reporting standards for stock based employee compensation plans including, stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company has elected to continue accounting for stock based compensation under Accounting Principles Board Opinion No. 25. The disclosure requirements of SFAS No. 123 will be effective for the Company's financial statements beginning in fiscal 1997. Management does not believe that the implementation of SFAS No. 123 will have a material effect on its financial statements.

ITEM 7.     FINANCIAL STATEMENTS

                        REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
TRIATHLON BROADCASTING COMPANY

      We have audited the accompanying consolidated balance sheet of Triathlon Broadcasting Company (the "Company") as of March 31, 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Triathlon Broadcasting Company as of March 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                              ERNST & YOUNG LLP

 New York, New York
 June 6, 1996

                                                TRIATHLON BROADCASTING COMPANY
                                                  CONSOLIDATED BALANCE SHEET
                                                       MARCH 31, 1996

ASSETS
Cash and cash equivalents.....................................................................      $36,845,225
Accounts receivable, net of allowance for doubtful accounts of $196,504.......................        1,393,747
Notes receivable from officer.................................................................           50,000
Other current assets..........................................................................           88,062
                                                                                                     ----------
  Total current assets........................................................................       38,377,034

Property and equipment:
 Land.........................................................................................           90,000
 Building and improvements, including assets under a capital lease of $159,800................          384,553
 Technical equipment..........................................................................        2,099,482
 Furniture and other equipment................................................................          338,161
 Vehicles.....................................................................................           26,435
                                                                                                     ----------
                                                                                                      2,938,631
 Less accumulated depreciation and amortization...............................................         (129,512)
                                                                                                     ----------
                                                                                                      2,809,119

Intangible assets, net of accumulated amortization............................................       19,338,832
Other assets, principally deposits for station acquisitions and restricted cash...............        8,856,393
                                                                                                    -----------
  Total assets................................................................................      $69,381,378
                                                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Due to affiliates.............................................................................       $4,270,105
Accounts payable and accrued expenses.........................................................        1,520,998
Other current liabilities.....................................................................           26,719
                                                                                                    -----------
  Total current liabilities...................................................................        5,817,822
Deferred taxes................................................................................        2,501,550
Stockholders' Equity:
Preferred Stock, par value $.01; 4,000,000 shares authorized;
  Series A Convertible Preferred Stock; 600,000 shares designated; none issued and outstanding;              --
  Series B Convertible Preferred Stock; 600,000 shares designated;
      565,000 shares issued and outstanding...................................................            5,650
  9% Cumulative Mandatory Convertible Preferred Stock; 520,000 shares
      issued and outstanding .................................................................            5,200
Class A Common Stock, par value $.01; 30,000,000 shares authorized;
  2,785,000 shares issued and outstanding.....................................................           27,850
Class B Common Stock, par value $.01; 1,689,256 shares authorized;
  244,890 shares issued and outstanding.......................................................            2,449
Class C Common Stock, par value $.01; 367,344 shares authorized,
  issued and outstanding......................................................................            3,673
Class D Common Stock, par value $.01; 1,444,366 shares authorized,
  issued and outstanding......................................................................           14,444
Paid-in capital...............................................................................       62,370,130
Accumulated deficit...........................................................................       (1,367,390)
                                                                                                    -----------
  Total stockholders' equity..................................................................       61,062,006
                                                                                                    -----------
  Total liabilities and stockholders' equity..................................................      $69,381,378
                                                                                                    ===========


                             See notes to consolidated financial statements.

                              TRIATHLON BROADCASTING COMPANY
                          CONSOLIDATED STATEMENT OF OPERATIONS
                             FOR THE YEAR ENDED MARCH 31, 1996

Broadcast revenue.............................................................................       $3,056,841
LMA/JSA revenue...............................................................................          445,350
                                                                                                     ----------
Total revenue.................................................................................        3,502,191
Less: agency commissions......................................................................         (332,920)
                                                                                                     ----------
Net revenue...................................................................................        3,169,271

Operating Expenses:

 Station operating expenses...................................................................        2,723,975
 Depreciation and amortization................................................................          321,104
 Corporate general and administrative expenses................................................          547,891
 Non-cash compensation........................................................................          273,369
                                                                                                      ---------

Total operating expenses......................................................................        3,866,339
                                                                                                      ---------

Operating loss................................................................................        (697,068)

Other income..................................................................................              651
Interest income...............................................................................          239,089
Interest expense..............................................................................        (590,062)
                                                                                                      ---------

Net loss before extraordinary item ...........................................................      (1,047,390)
Extraordinary item-loss on early extinguishment of debt.......................................         320,000
                                                                                                   ------------
Net loss......................................................................................      (1,367,390)
Preferred stock dividend requirement..........................................................          314,000
                                                                                                   ------------
Net loss applicable to common stock...........................................................     $(1,681,390)
                                                                                                   ============

Earnings per common share:
      Loss before extraordinary item..........................................................          $ (.44)
      Extraordinary item-loss on early extinguishment of debt.................................            (.10)
      Net loss per common share...............................................................          $ (.54)
                                                                                                        ======
Weighted average common shares outstanding....................................................       3,069,144


                            See notes to consolidated financial statements.

                                              TRIATHLON BROADCASTING COMPANY
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                             FOR THE YEAR ENDED MARCH 31, 1996

CASH FLOW FROM OPERATING ACTIVITIES
Net loss ......................................................................................   $ (1,367,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization ................................................................         321,104
Non-cash compensation ........................................................................         273,369
Loss on early extinguishment of debt .........................................................         320,000

Changes in assets and liabilities, net of amounts acquired:
Accounts receivable .........................................................................         (869,140)
Notes receivable from officer ...............................................................          (50,000)
Other current assets ........................................................................          (54,692)
Due to affiliates ...........................................................................           59,463
Accounts payable and accrued expenses .......................................................          368,454
Other current liabilities ...................................................................           26,719
                                                                                                  ------------
Total adjustments .............................................................................        395,277
                                                                                                  ------------

Net cash used in operating activities .........................................................       (972,113)
                                                                                                  ------------

CASH FLOW FROM INVESTING ACTIVITIES
Acquisitions of radio stations ................................................................    (17,291,843)
Deposits and other costs of pending transactions ..............................................     (4,571,790)
Capital expenditures ..........................................................................       (273,440)
                                                                                                  ------------

Net cash used in investing activities .........................................................    (22,137,073)
                                                                                                  ------------

CASH FLOW FROM FINANCING ACTIVITIES
Deferred financing costs ......................................................................     (2,509,966)
Proceeds from Credit Agreement ................................................................      9,000,000
Repayment of Credit Agreement .................................................................     (9,000,000)
Net proceeds from sale of preferred stock .....................................................     49,359,107
Net proceeds from sale of common stock ........................................................     13,105,030
Proceeds from sale of warrants ................................................................            240
                                                                                                  ------------

Net cash provided by financing activities .....................................................     59,954,411
                                                                                                  ------------


NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................................     36,845,225
Cash and cash equivalents at beginning of period ..............................................           --
                                                                                                  ------------

Cash and cash equivalents at end of period ....................................................   $ 36,845,225
                                                                                                  ============

Non-cash operating and financing activities
Restricted cash transferred by SCMC in exchange for issuance of common stock and liability ....   $    765,000
                                                                                                  ============

Supplemental Items:
Interest paid .................................................................................   $    423,396
                                                                                                  ============
Income taxes paid.............................................................................    $       --
                                                                                                  ============

                            See notes to consolidated financial statements.

                                                    28










                                               TRIATHLON BROADCASTING COMPANY
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                              FOR THE YEAR ENDED MARCH 31, 1996




                              Series B   Mandatory
                             ConvertibleConvertible  Class A    Class B    Class C   Class D                             Total
                              Preferred  Preferred   Common     Common     Common    Common   Paid-In   Accumulated Stockholders'
                                Stock      Stock      Stock      Stock      Stock     Stock   Capital     Deficit      Equity




Balances at March 31, 1995     $  --      $  --      $  --     $2,449     $  --   $   --     $     --     $   --     $   2,449
Issuance of 367,344 shares
 of Class C Common Stock          --         --         --         --      3,673      --           --         --         3,673
Issuance of 1,444,366
 shares of Class D
 Common Stock                     --         --         --         --         --  14,444      233,107         --       247,551
Issuance of 25,000 shares
 of Class A
 Common Stock                     --         --        250         --         --      --           --         --           250
Issuance of 2,760,000
 shares of Class A                --         --         --         --         --      --           --         --            --
 Common Stock upon
 the Initial Public
 Offering                         --         --     27,600         --         --      --   12,823,507         --    12,851,107
Issuance of warrants to
 the underwriters of the
 Initial Public Offering          --         --         --         --         --      --          240         --           240
Issuance of 565,000 shares of
 Series B Convertible
 Preferred Stock                 5,650       --         --         --         --      --           --         --         5,650
Issuance of 520,000 shares of
 Mandatory Convertible Preferred
 Stock                            --      5,200         --         --         --      --   49,353,907         --    49,359,107
Non-cash compensation             --                    --         --         --      --      273,369         --       273,369
Dividends on Mandatory
 Convertible Preferred Stock      --         --         --         --         --      --     (314,000)        --      (314,000)
Net loss                          --         --         --         --         --      --           -- (1,367,390)   (1,367,390)
                              --------   --------   --------   --------   -------  ------- ----------- ----------  -----------

Balances at March 31, 1996      $5,650   $5,200    $27,850     $2,449     $3,673 $14,444  $62,370,130 $(1,367,390) $61,062,006
                                ======   ======    =======     ======     ====== =======  =========== ============ ===========



                          See notes to consolidated financial statements.

                        TRIATHLON BROADCASTING COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996


1.   ORGANIZATION AND NATURE OF BUSINESS

     Triathlon Broadcasting Company (the "Company") was incorporated in Delaware on June 29, 1995, and on that date the stockholders of Triathlon Broadcasting Company, Inc., a New York corporation ("Triathlon New York"), contributed all of their shares of Triathlon New York's Common Stock to the Company in exchange for all of the Company's Common Stock. Triathlon New York, originally incorporated as Vineland Grapes, Inc., was organized on February 14, 1995 for the purpose of owning and operating radio stations primarily in medium and small-sized markets in the Midwest and Western United States.

     The exchange of common stock was accounted for as a business combination among companies under common control. The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

     The Company did not commence radio station ownership and operations until September 13, 1995. The Company had no income or expenses for the period ended March 31, 1995.

     As of June 6, 1996, the Company owns and operates, sells advertising pursuant to Joint Sales Agreements ("JSAs") or provided programming pursuant to Local Marketing Agreements ("LMA") on 19 FM and 9 AM radio stations in seven markets: Wichita, Kansas; Lincoln, Nebraska; Omaha, Nebraska; Little Rock, Arkansas; Colorado Springs, Colorado; Tri-Cities, Washington and Spokane, Washington.

     The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the first calendar quarter generally produces the lowest revenues for the year and the fourth calendar quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

2.   SECURITIES OFFERINGS AND RADIO STATION ACQUISITIONS

INITIAL PUBLIC OFFERING AND WICHITA ACQUISITIONS

     In September 1995, the Company completed its initial public offering (the "Initial Public Offering") of 2,760,000 shares of Class A Common Stock, including exercise of the underwriters' over-allotment option, in October 1995, at a price of $5.50 per share. The Company used the net proceeds from the Initial Public Offering of approximately $12,900,000 to acquire substantially all of the assets of radio station KRBB-FM from Marathon Broadcasting Corporation ("Marathon") for $3,428,500, and radio stations, KFH-AM, KXLK-FM and KQAM-AM from Pourtales Radio Partnership ("Pourtales") for approximately $2,500,000 (collectively, the "Initial Wichita Acquisitions"). In September 1995, the Company entered into a JSA with Pourtales pursuant to which the Company sells all the advertising time on KEYN-FM, operating in the Wichita, Kansas market, until the earlier of the fifth anniversary of such agreement or until the purchase of KEYN-FM by the Company. The Company retains all of the revenue it receives from the sale of advertising time less a payment to Pourtales of approximately $49,000 per month.

     Sillerman Communications Management Corporation ("SCMC") on behalf of Radio Investors, Inc. ("Radio Investors"), an affiliate of SCMC, posted letters of credit on behalf of the Company in the amount of $165,000 and $600,000 for the Marathon and Pourtales stations, respectively, in lieu of nonrefundable cash deposits. Radio Investors holds 1,199,476 shares of the Company's issued and outstanding Class D Common Stock. At the direction of Radio Investors, SCMC transferred and assigned to the Company the letters of credit described above and the related cash deposited with the financial institution which issued the letters of credit. The assignment of the cash deposits have been recorded as payment for 400 shares of Triathlon New York's Common Stock issued to Norman Feuer, the Company's President and Chief Executive Officer, valued at $2,449, and the remainder of $762,551 was recorded as a liability to Radio Investors. Radio Investors and John D. Miller, the Company's Chairman of the Board, subscribed for 500 and 10 shares, respectively, of Triathlon New York's Common Stock. On June 15, 1995, the liability to Radio Investors was converted into a $515,000 promissory note payable to Radio Investors due upon the closing of the Initial Public Offering with interest accruing at 6% per annum commencing on April 1, 1995, and the 500 and 10 shares, respectively, of Triathlon New York's Common Stock issued to Radio Investors and Mr. Miller, valued at $247,551. The promissory note and accrued interest were repaid with proceeds from the Initial Public Offering.

     During 1995, SCMC funded on behalf of the Company additional deposits and payments in connection with the Marathon Station. All amounts were repaid to SCMC with proceeds from the Initial Public Offering.

LINCOLN ACQUISITIONS

     On January 24, 1996, the Company acquired in a stock acquisition, KTGL-FM and KZKX-FM from Pourtales (the "Initial Lincoln Acquisition") each operating in the Lincoln, Nebraska market for an aggregate purchase price of $9,650,000. This acquisition was financed in part by the net proceeds of a $9,000,000 credit agreement with AT&T Commercial Finance Corporation ("AT&T" and the "Credit Agreement") and excess funds from the Initial Public Offering. The Credit Agreement consisted of two term loans aggregating $9,000,000 bearing interest at a rate of 4.25% in excess of the 30 day commercial paper rate. The Company repaid the loans and accrued interest prior to March 31, 1996 utilizing a portion of the proceeds from the Preferred Stock Offering (defined below), recognizing an extraordinary loss of $320,000 resulting from the write-off of fees associated with the financing. The contracted prepayment penalty of $267,000 associated with the Credit Agreement will be waived, and therefore has not been recorded, should the Company borrow at least $9,000,000 under its new credit facility (Note 11) by December 31, 1996. Management believes that such borrowings will occur. The Initial Wichita Acquisitions and Initial Lincoln Acquisition were recorded using the purchase method of accounting. The preliminary allocation of the purchase prices paid in connection with the radio station acquisitions may change upon the final determination of the fair value of the net assets acquired. The operating results of the acquired stations are included in the accompanying statement of operations from the date of acquisition.

     On June 13, 1996 the Company acquired the assets of KIBZ-FM, KKNB-FM and KHAT-AM from Rock Steady, Inc., each operating in the Lincoln, Nebraska market, for an aggregate purchase price of approximately $3,275,000. SCMC, on behalf of the Company, provided a deposit in the form of a letter of credit in the amount of $200,000 in favor of the owner of Rock Steady. The Company subsequently paid SCMC $200,000 and SCMC assigned its rights related to the letter of credit to the Company. The letter of credit was returned to the Company upon acquisition of the stations. Since January 29, 1996, the Company has been selling advertising on KIBZ-FM and KKNB-FM pursuant to a JSA. The JSA terminated with the acquisition of the stations by the Company.

OMAHA ACQUISITIONS

     On April 10, 1996, the Company acquired the assets of KRRK-FM from 93.3 Inc., operating in the Omaha, Nebraska market, for a purchase price of $2,700,000 and the assets of KXKT-FM from Valley Broadcasting Company, also operating in the Omaha, Nebraska market, for a purchase price of $8,100,000. Restricted cash of $525,000 has been segregated in support of Letters of Credit provided in connection with these acquisitions.

TRI-CITIES ACQUISITION

     On April 19, 1996, the Company acquired the assets of KALE-AM and KIOK-FM from Sterling Realty Organization, each operating in the Tri-Cities, Washington market, for an aggregate purchase price of $1,200,000. Restricted cash of $100,000 has been segregated in support of a letter of credit provided in connection with this acquisition.

SPOKANE ACQUISITIONS

     On May 15, 1996, the Company acquired the assets of KISC-FM, KNFR-FM and KAQQ-AM each operating in the Spokane, Washington market from Silverado Broadcasting Company, Inc., for an aggregate purchase price of approximately $8,750,000. Restricted cash of $437,500 has been segregated in support of a letter of credit provided in connection with the acquisitions. The Company had been providing programming and selling advertising on these stations since March 1, 1996, pursuant to the Silverado LMA. In addition, the Company received the right to purchase a controlling interest in KCDA-FM from Silverado at a nominal price. The current licensee, however, has retained the right to redeem the Company's purchase rights by paying to the Company an amount equal to 75% of the fair market value of the station.

     On March 1, 1996, the Company assumed the rights and obligations of Silverado under two JSA's on KNJY-FM and KCDA-FM, each operating in the Spokane, Washington market. The JSA relating to KNJY-FM renews annually until June 1, 1999 unless canceled by either party 60 days prior to June 1 of any given year. The JSA relating to KCDA-FM expires on October 1, 1998. Pursuant to these JSAs, the Company pays to the station owners a fee determined pursuant to formulas based on net collected revenues as defined.

POURTALES ACQUISITION

     On January 15, 1996, the Company entered into an LMA with Pourtales with respect to radio stations KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM, each operating in the Colorado Springs, Colorado market, and KEYF-FM, KEYF-AM, KUDY-AM and KKZX-FM, each operating in the Spokane, Washington market. The Pourtales LMA terminates on the earlier of January 31, 1997 or the consummation of the sale of these stations to the Company. Under the Pourtales LMA and the Citadel JSA, the Company provides programming for these stations while Citadel sells advertising. Under the Citadel JSA, Citadel, which currently owns other stations in the Colorado Springs and Spokane markets (the "Citadel Stations"), is entitled to retain a monthly fee (the "JSA Fee") based on the combined revenues from the sale of advertising time on the Citadel Stations and the stations subject to the Pourtales LMA (the "Aggregate Revenues") and the combined operating expenses of such stations (the "Aggregate Operating Expenses") less a monthly payment to the Company of 45% of the difference between the Aggregate Revenues and Aggregate Operating Expenses each month, up to and including June 1997. After June 1997, the Company is entitled to receive 40% of such difference. The Citadel JSA will terminate on December 31, 2000 unless extended for up to two additional consecutive five-year terms by either party.

     On January 16, 1996, the Company entered into an agreement with Pourtales to acquire the eight radio stations which are subject to the Pourtales LMA, radio station KEYN-FM currently subject to a JSA and radio stations KEGX-FM and KTCR-AM, each operating in the Tri-Cities, Washington market, and to assume an LMA for radio stations KNLT-FM and KUJ-AM, also operating in the Tri-Cities, Washington market (the "Tri-Cities LMA") for an aggregate purchase price of $22,500,000 (the "Pourtales Acquisition"). The Company made a non-refundable deposit in the form of an irrevocable stand-by letter of credit in the amount of $925,000, and has made further non-refundable deposits in the aggregate amount of $2,000,000 (See Note 7). This additional $2,000,000 deposit is being recorded as a financing expense by the Company during the period of the Pourtales LMA. If the agreement is terminated by either party in accordance with its terms, the FCC denies the application or fails to grant its consent within ten months of the filing of the FCC application or the Pourtales Acquisition is not consummated by January 30,1997, the company will forfeit the deposit of $2,000,000. The Company will also forfeit the letter of credit if the Company does not consummate the acquisition of these stations due to a material breach on its part. Pursuant to the agreement, Pourtales must use reasonable efforts to sell KEGX-FM and KTCR-AM to a third party prior to consummation of the Pourtales Acquisition. In the event that such a sale occurs, the aggregate purchase price for the Pourtales Acquisition will be reduced by the greater of the actual sale price of KEGX-FM and KTCR-AM or $2,500,000. In addition, in the event that the Company fails to consummate the Pourtales Acquisition, Citadel shall have the right to purchase the stations subject to the Pourtales LMA on the same terms as the Company, including the application of the Company's non-refundable deposit toward the purchase price, provided FCC approval is obtained.

     In connection with the Pourtales Acquisition the Company will assume Pourtales' rights and obligations under the Tri-Cities LMA. Pursuant to the Tri-Cities LMA, the Company will pay the owner of the stations $22,000 per month, which includes an $8,000 monthly advance for certain expenses. At the end of each 12 month period the actual expenses will be computed and the Company will pay any shortfall to such owner or will receive a refund from such owner for any overpayment of such expenses. The Tri-Cities LMA expires on April 13, 2003.

LITTLE ROCK ACQUISITION

     On January 17, 1996, the Company entered in to a letter of intent with Multi-Market Radio, Inc. ("MMR"), an affiliate, to purchase KOLL-FM, operating in the Little Rock, Arkansas market, for $4,000,000, subject to adjustment downward to $3,500,000 or upward to $5,000,000 based on an independent valuation. The Company and MMR have obtained an appraisal from a nationally recognized appraisal firm which valued KOLL-FM at $4,100,000. The Company anticipates entering into an acquisition agreement by the quarter ending September 30, 1996. On March 15, 1996, the Company entered into an LMA with MMR pursuant to which the Company provides programming and sells advertising on KOLL-FM pending the consummation of the acquisition. In connection with entering into this LMA, the Company made a payment of $3,500,000 to MMR which will be credited towards the purchase price of the station. In addition, the Company makes monthly payments to MMR to reimburse MMR for certain operating expenses.

SOUTHERN SKIES ACQUISITION

     On February 8, 1996, the Company entered into an agreement with Southern Skies Corporation and its affiliate Arkansas Skies Corporation (collectively "Southern Skies") to acquire KZSN-FM and KZSN-AM, and KSSN-FM and KMVK-FM, respectively, for an aggregate purchase price of $24,500,000 (the
"Southern Skies Acquisition"). A portion of the purchase price of the Southern Skies Acquisition equal to $500,000 will be paid by delivery of 46,189 shares of Class A Common Stock and the Company has granted registration rights to Southern Skies with respect to such shares. In addition, $750,000 will be paid over five years in consideration for one of the principals entering into a non-competition agreement. The Company has provided a deposit in the form of an irrevocable stand-by letter of credit in the amount of approximately $1,200,000. Pursuant to the terms of the agreement, the Company will forfeit the letter of credit and pay an additional amount of $1,200,000 as liquidated damages if the Company does not consummate the acquisition of these stations due to a material breach on its part. Furthermore, the agreement is expressly conditioned upon the FCC's prior consent to the transaction and the agreement may be terminated by either party for, among other things, the failure of the FCC to grant such consent by February 8, 1997. The FCC applications for the Company to acquire these stations were filed on February 20, 1996. The Company expects to finance the Southern Skies Acquisition with the remaining portion of the Preferred Stock Offering proceeds, described below, and a portion of the funds available under the new credit facility (See Note 11).

PREFERRED STOCK OFFERING

      In March 1996, the Company completed an offering of 5,200,000 Depository Shares each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock (the "Preferred Stock") at a price of $10.50 per share (the "Preferred Stock Offering"). The Company used or will use the net proceeds from the Preferred Stock Offering of approximately $49,400,000 to repay the outstanding borrowings and accrued interest under its Credit Agreement and finance a portion of the acquisitions as described above. On April 11, 1996, the underwriter exercised the over-allotment option purchasing an additional 634,000 Depositary Shares and the Company received net proceeds of approximately $6,290,000.



      The following unaudited supplemental pro forma information is presented as if the Company had completed the Initial Wichita Acquisitions, Initial Lincoln Acquisition, Initial Public Offering and Preferred Stock Offering as of April 1, 1995:

   Net revenue                                          $  7,992,833
   Operating loss                                         (1,067,586)
   Net loss applicable to common stock                    (1,877,586)
   Net loss per common share                                    (.39)
   Common shares outstanding                               4,841,600

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

      Cash and cash equivalents consist of short term, highly liquid investments which are readily convertible into cash and have an original maturity of three months or less when purchased. The Company's cash and cash equivalents as of March 31, 1996 consist of $3,574,285 in operating accounts for working capital purposes and $33,270,940 in a seven day Chemical Bank Certificate of Deposit.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at their fair value estimated at the date of acquisition or cost if purchased subsequently. Depreciation is provided on the straight-line method over the estimated useful life of the assets ranging from: 40 years for buildings and related improvements, 15 years for technical equipment, and five to seven years for furniture, other equipment and vehicles.

INTANGIBLE ASSETS

      Intangible assets include the portion of the purchase price allocable to FCC licenses and goodwill which is amortized on a straight-line basis over 40 years, and certain professional fees and other expenses incurred in connection with the Company's formation which are amortized on a straight-line basis over 5 years. Intangible assets also consist of costs related to pending acquisitions and costs related to a bank financing with AT&T (See Note 11) which will be amortized on a straight-line basis over 40 years and the term of the related debt, respectively, when the transactions are completed.

      It is the Company's policy to account for intangible assets at the lower of amortized cost or fair market value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest they may be impaired. If this review indicates that the intangibles will not be recoverable as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to its estimated realizable value. The Company has determined that intangibles are fairly stated at March 31, 1996.

      In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FAS 121") effective for fiscal years beginning after December 15, 1995. The new rules establish standards for the recognition and measurement of impairment losses on long-lived assets and certain intangible assets. The Company expects that the adoption of FAS 121 will not have a material effect on its financial statements.

REVENUE RECOGNITION

      The Company's primary source of revenue is the sale of airtime to advertisers. Revenue is recorded when the advertisements are broadcast. Revenue from the sale of airtime on the LMA/JSA stations is also recorded when the advertisements are broadcast.

BARTER TRANSACTIONS

      Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income when advertisements are broadcast; goods and services are accounted for when used. Barter revenue and expense for the year ended March 31, 1996 is $156,257 and $170,425, respectively.

STOCK OPTIONS

      In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") compensation costs for stock is recognized in income based on the excess, if any, of the quoted market price of the stock at the grant date of the award or other measurement date over the amount an employee must pay to acquire that stock.

      In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which establishes financial accounting and reporting standards for stock based employee compensation plans including, stock purchase plans, stock options, restricted stock and stock appreciation rights. The Company has elected to continue accounting for stock based compensation under APB 25. The disclosure requirements of FAS 123 will be effective for the Company's financial statements beginning in fiscal 1997.

LOSS PER COMMON SHARE

      Loss per common share is based upon the net loss applicable to common shares which is net of preferred dividends and upon the weighted average of common shares outstanding during the period. The conversion of securities convertible into common stock and the exercise of stock options were not assumed in the calculation of loss per common share because the effect would be antidilutive.

RISKS AND UNCERTAINTIES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of the Certificate of Deposit and trade receivables. The Company's revenue is principally derived from local broadcast advertisers who are impacted by the local economies.

      The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the financial statements in the form of an allowance for doubtful accounts.

4.   INTANGIBLE ASSETS

      Intangible assets consist of the following at March 31, 1996:

FCC licenses..................................                $13,628,683
Organization costs............................                    663,586
Covenant not-to-compete.......................                    224,343
Deferred financing costs......................                  2,512,262
Goodwill......................................                  2,501,550
                                                                ---------
                                                               19,530,424
Less accumulated amortization.................                   (191,592)
                                                              -----------

Net intangible assets.........................                $19,338,832
                                                              ===========

5. STOCKHOLDERS' EQUITY

      On July 6, 1996, the Company completed a recapitalization whereby all of its outstanding common stock was exchanged for 25,000 shares of Class A Common Stock, 244,890 shares of Class B Common Stock, and 1,444,366 shares of Class D Common Stock. In addition, 367,344 shares of Class C Common Stock were sold to certain investors for $3,673 in lieu of paying a commitment fee on a proposed bridge loan that the Company later determined not to utilize.

      The Company recorded compensation expense in the accounting period in which the Initial Public Offering closed in an amount of $70,000 in connection with the issuance of 25,000 shares of Class A Common Stock to Mr. Miller. The Company will also incur noncash compensation expense of approximately $34,000 per quarter for the five years following the closing of the Initial Public Offering in connection with the issuance of 244,890 shares of Class B Common Stock to Mr. Feuer pursuant to his employment agreement. During the year ended March 31, 1996, the Company expensed approximately $79,000 in connection with the shares issued to Mr. Feuer.

PREFERRED STOCK

      The Company's authorized capital stock includes 4,000,000 shares of $.01 par value Preferred Stock of which 600,000 shares have been designated as Series A Convertible Preferred Stock and 600,000 shares as Series B Convertible Preferred Stock. The Series A and B Convertible Preferred Stock have no voting rights. The Company may issue both Series A and Series B Convertible Preferred Stock pursuant to compensation plans to the Company's officers, directors and advisors. The Series A Convertible Preferred Stock is convertible into Class A Common Stock if specified operating cash flow targets are achieved. Subject to FCC ownership regulations, if the market price of the Class A Common Stock is greater than or equal to $14.00 per share for 20 consecutive trading days prior to December 31, 1998, one-half of the Series B Convertible Preferred Stock will be convertible into an equal number of shares of Class A Common Stock. If the market price of the Class A Common Stock is greater than or equal to $15.00 per share for 20 consecutive trading days prior to December 31, 1999, any remaining shares of Series B Convertible Preferred Stock will be convertible into an equal number of shares of Class A Common Stock. During the period in which the Series B Convertible Preferred Stock becomes convertible, the Company will incur substantial non-cash charges to earnings, which will equal the fair value of the Class A Common Stock at such time.

      On February 8, 1996, the Board issued (i) 282,500 shares of Series B Convertible Preferred Stock Convertible into Class A Common Stock in the event the market price of the Class A Common Stock is greater than or equal to $14.00 per share for 20 consecutive trading days to certain officers, directors and advisors and (ii) 282,500 shares of Series B Convertible Preferred Stock convertible into Class A Common Stock in the event the market price of the Class A Common Stock is greater than or equal to $15.00 per share for 20 consecutive trading days to certain officers, directors and advisors. The Series B Convertible Preferred Stock vests in equal installments over a five year period beginning one year from the date of issuance.

MANDATORY CONVERTIBLE PREFERRED STOCK

      The Preferred Stock ranks senior to each other class or series of capital stock. Holders are entitled to receive dividends accruing at the rate of 9% per annum. On the June 30, 2000 mandatory conversion date, the Preferred Stock then outstanding will convert automatically into shares of Class A Common Stock. The mandatory conversion rate shall not be greater than 1.15 or less than .833 shares of Class A Common Stock. The Preferred Stock is not redeemable by the Company prior to June 30, 1999. Each share of the Preferred Stock is entitled to eight votes.

COMMON STOCK

      Holders of shares of Class A Common Stock and Class B Common Stock vote as a single class on all matters submitted to a vote of the stockholders, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock generally entitled to ten votes, except as described below or as otherwise provided by law.

      The holders of Class A Common Stock, voting as a separate class, are entitled to elect or remove the two Class A Directors. In the event of the death, removal or resignation of a Class A Director prior to the expiration of his or her term, such vacancy may be filled by a majority of the directors then in office, although less than a quorum. The holders of Class A Common Stock and Class B Common Stock, voting as a single class, with each share of Class A Common Stock entitled to one vote and each share of Class B Common Stock entitled to ten votes, are entitled to elect or remove the remaining directors. The holders of Common Stock are not entitled to cumulative votes in the election of directors.

      If one or more of Messrs. Feuer, Sillerman or Tytel or Radio Investors (each a "Principal Stockholder") or any of their affiliates engage in or agree to participate in a "going private" transaction, any share of Class B Common Stock held by such person or entity engaging in or agreeing to participate in such transaction shall be entitled to only one vote per share. For purposes of this provision, Mr. Feuer is not deemed to be an "affiliate" of Messrs. Sillerman or Tytel or Radio Investors. Such provision is designed to decrease the voting power of any principal stockholder of the Company engaging in or participating in a going private transaction.

      Except as required by law, the holders of the Class C Common Stock and the Class D Common Stock have no voting rights.

      Under Delaware law, the affirmative vote of the holders of a majority of the outstanding shares of any class of Common Stock is required to approve, among other things, a change in the designations, preferences or limitations of the shares of such class of Common Stock.

      Each share of Class B Common Stock, Class C Common Stock, and Class D Common Stock automatically converts into one share of Class A Common Stock upon its sale or transfer, subject to FCC approval. In addition, each share of Class D Common Stock is also convertible into one share of Class B Common Stock, subject to certain conditions including FCC approval. Except as required by law, holders of Class C and D Common Stock and Series A and B Convertible Preferred Stock have no voting rights.

      Holders of shares of Common Stock are entitled to receive dividends as may be declared by the Board of Directors. Payment of dividends is limited by the terms of the Mandatory Convertible Preferred Stock.

      At March 31, 1996, the Company had reserved (i) approximately 2,700,000 million shares of Class A Common Stock for issuances under the Company's 1995 Stock Option Plan (see Note 8), conversion of the outstanding shares of Class B Common Stock, Class C Common Stock and Class D Common Stock, and issuance upon exercise of the warrants granted to the underwriters in the Company's Initial Public Offering, and (ii) approximately 1.4 million shares of Class B Common Stock reserved for issuance upon the conversion of the outstanding shares of Class D Common Stock.

UNDERWRITER WARRANTS

      In connection with the Initial Public Offering, the Company issued 240,000 warrants to the underwriters each convertible into one share of the Company's Class A Common Stock. Each warrant is exercisable for a share of Class A Common Stock during the three-year period commencing September 7, 1997 at an exercise price equal to $7.43, representing 135% of the initial public offering price per share of $5.50.

6. COMMITMENTS AND CONTINGENCIES

COMPENSATION AND OTHER AGREEMENTS

      The Company and Norman Feuer entered into an employment agreement commencing September 13, 1995, which provides that Mr. Feuer will serve as the Company's President and Chief Executive Officer for a 5 year term; and provides for an annual base compensation of $150,000, with annual increases tied to the Consumer Price Index ("CPI") and pursuant to Board of Directors recommendation. Under the terms of his agreement, Mr. Feuer will also receive an annual bonus of $25,000 if there are no defaults during the year under any of the Company's financing agreements with its lenders and an additional $25,000 annual bonus upon the Company's achievement of mutually agreed-upon performance goals.
Mr. Feuer may also receive an additional discretionary bonus. In the event the discretionary bonus is less than $50,000, the Company will loan an amount equal to the shortfall to Mr. Feuer. If Mr. Feuer remains employed by the Company for the full five-year term of his employment agreement, such loan amounts will be forgiven.

      On October 12, 1995 the Company loaned Mr. Feuer $25,000 and on January 10, 1996 loaned Mr. Feuer an additional $25,000. In consideration of the bonus clauses in Mr. Feuer's contract, on April 30, 1996 the Board of Directors approved a bonus in the amount of $70,000 in recognition of the Company's performance in fiscal 1996. The loan previously made to Mr. Feuer will be offset against the bonus.

      The Company has a financial consulting agreement (the "SCMC Agreement") with Sillerman Communications Management Corporation ("SCMC") pursuant to which SCMC agreed to serve for a period of ten years as the

Company's financial consultant and to provide customary financial and advisory services. During the year ended March 31, 1996, the Company paid to SCMC as compensation for its services, $3,000 per month per market in which the Company owns up to two stations, and $5,000 per month per market in which the Company owns more than two stations. The SCMC Agreement was amended effective February 1, 1996 under which SCMC will receive the following annual advisory fees: (i) from February 1, 1996 until the date of the consummation of the Preferred Stock Offering, $240,000 per year, (ii) from the consummation of the Preferred Stock Offering until the date the Company has used the net proceeds of the Preferred Stock Offering as contemplated therein as well as paid the expenses in connection with the acquisitions, $300,000 per year, and (iii) from the date the Company has used the proceeds of the Preferred Stock Offering until June 1, 2005, $400,000 per year. The Company and SCMC have agreed to two additional arrangements; (i) the Company reimburses SCMC $3,000 per month as compensation for services provided to the Company for Secretary, Chief Financial Officer and Treasurer functions, in addition to any other advisory fees. These fees approximated $18,000 for the year ended March 31, 1996. SCMC also provides investor relation services to the Company and is paid $2,500 per month as compensation for these services. These fees approximated $7,500 for the year ended March 31, 1996.

      Under the SCMC Agreement, SCMC has agreed to perform among other things:
(i) the placement of financing; (ii) the generation of financial reports and other data for the Company that are required for presentation to the lenders of the Company under any senior credit agreements and to the Company's investors as required under the securities laws; (iii) assistance with the preparation of the Company's regular books and records for audit by the Company's independent certified public accountants; (iv) the maintenance of relationships with financial institutions participating in the financing of the Company; (v) preparation and delivery to the Company of quarterly reports and analyses of regional and national advertising activity in medium and small-sized radio markets in the Midwest and Western United States and economic, employment and industrial trends in such radio markets; (vi) the design and implementation of accounting systems appropriate and necessary for the operation of the Company; (vii) the purchase, installation and implementation of hardware and software appropriate for the accounting system to be utilized by the Company; (viii) the implementation of a cash management system to facilitate the collection of revenues for the Company and to maximize the investment income available from cash balances; (ix) the establishment of regular procedures for the payment of trade payables and the accumulation of cash balances available for interest and other debt service payments as they come due; and (x) the engagement of bookkeeping, accounting and other personnel necessary to the implementation of the Company's accounting systems. Pursuant to the agreement, SCMC will present opportunities in the Company's markets to the Company prior to taking advantage of these opportunities themselves.

      Pursuant to the SCMC Agreement, the Company paid to SCMC an aggregate of $70,000 in advisory fees, $163,034 in connection with the acquisition of the Initial Wichita Acquisitions, $265,375 in connection with the Initial Lincoln Acquisition, $135,000 in connection with the Credit Agreement and $918,855 in connection with the Preferred Stock Offering.

      SFX Broadcasting, Inc. ("SFX"), a Company controlled by Robert F.X. Sillerman (a Class D Common stockholder) ("SFX") and SCMC have entered into an agreement dated April 15, 1996 (the "SCMC Termination Agreement") pursuant to which SCMC has assigned its rights to receive fees payable by the Company to SFX. In addition, the Company has agreed to advance to SCMC an amount of $500,000 per year in connection with services to be provided by SCMC.

      SCMC and the Company have agreed that SCMC will defer two-thirds of its fees during any period for which the Company is in arrears with respect to payment of dividends on the Preferred Stock. SCMC is entitled to be reimbursed for all reasonable out-of-pocket disbursements incurred by SCMC in connection with the performance of services. The Company will also indemnify SCMC and its directors, officers, employees, affiliates and agents, and any person controlling such persons, with respect to any and all loses, claims, damages or liabilities, joint or several, to which any such indemnified party may be subject, and any and all expenses incurred in connection with any such claim, action or proceedings, insofar as such losses, claims, damages, liabilities, actions, proceedings or expense arise out of or are based upon any matters that are the subject of this agreement, except with respect to such indemnified amounts that arise out of reckless or willful misconduct of such indemnified person.

      On September 13, 1995, the Company entered into an agreement with Pourtales (the "Shared Expense Agreement") to share certain expenses with Pourtales until the consummation of the Pourtales Acquisition (the "Shared Expense Period"). Pursuant to the Shared Expense Agreement, during the Shared Expense Period, Pourtales pays the Company $11,000 per month as consideration for Pourtales' use of the Company's corporate headquarters and the services and facilities related thereto, and for Norman Feuer's radio programming consulting services provided to Pourtales. The Company pays Pourtales $3,000 per month, during the Shared Expense Period, as consideration for the use of certain services of Pourtales' chief financial officer. The Company obtained the lease to its corporate headquarters on September 13, 1995 by assignment from Force II Communications, a corporation wholly-owned by Mr. Feuer.

LEASE OBLIGATIONS

      The Company has entered into various operating and capital leases for the rental of office space, property and equipment. Future minimum rental payments under leases with terms greater than one year as of March 31, 1996 are as follows:

                                                                Wichita &                                  Acquisitions
                                                                 Lincoln               Wichita             subsequent to
                                                                Operating              Capital             March 31, 1996
Calendar                                                         Leases                 Leases            Operating Leases
1996......................................................      $137,470               $23,525                $288,507
1997......................................................       176,841                26,204                 273,411
1998......................................................       149,841                26,204                 245,388
1999......................................................       129,591                26,204                 220,248
2000......................................................       122,841                26,204                 144,323
Thereafter................................................       252,686               113,549                 809,682
                                                                 -------               -------                 -------

                                                                $969,270               241,890             $ 1,981,559
                                                                ========                                   ===========

Less imputed interest.....................................                             (94,261)
                                                                                      --------

Present value of minimum lease payments...................                            $147,629
                                                                                      ========


     Rent expense for the year ended March 31, 1996 was approximately $58,000. The present value of minimum capital lease payments is included in accounts payable and accrued expenses in the accompanying balance sheet.

7. LIABILITY TO AFFILIATES

     Liabilities to affiliates include approximately $1,750,000 payable to Pourtales for purchase price deposit amounts due pursuant to the Pourtales acquisition. The owner of Pourtales, Terry Robinson, owns 50% of Joint Venture, which may provide marketing services to the Company. Additionally, until the consummation of the Pourtales acquisition, the Company's President, Norman Feuer, continues to serve as President of Pourtales. Liabilities to SCMC approximate $2,520,105 and are for fees related to acquisitions and financings which will occur subsequent to March 31, 1996.

8. STOCK OPTIONS AND OTHER COMPENSATION PLANS

     1995 Stock Option Plan. The Company's Board of Directors has adopted and the stockholders have approved the Triathlon Broadcasting Company 1995 Stock Option Plan (the "1995 Stock Option Plan"). The 1995 Stock Option Plan provides for a grant of nonqualified and incentive stock options to purchase up to 400,000 shares of Class A Common Stock to eligible employees and advisors. Options with respect to 120,000 shares of Class A Common Stock were granted on October 30, 1995. Options to purchase 20,000 shares of Class A Common Stock granted to certain officers and directors are exercisable at $11.50 per share, have a ten year term and vest in equal installments on October 30, 1996 and October 30, 1997. Options to purchase 80,000 shares of Class A Common Stock granted to Radio Investors and other affiliates of SCMC are exercisable at $5.50 per share, have a ten year term and vest in equal installments on October 30, 1996 and October 30, 1997. Options to purchase an aggregate of 20,000 shares of Class A Common Stock with varying terms have been issued to several station level employees.

     Other Stock Based Compensation. On October 30, 1995, certain officers and directors received the right to a cash bonus in the amount of $120,000, representing the difference between $5.50, the price of the Class A Common Stock at the Initial Public Offering, and $11.50, the closing price of the Class A Common Stock on October 30, 1995, multiplied by 20,000. The bonus vests in two equal installments on October 30, 1996 and October 30, 1997 and will be paid upon the exercise of the options. In addition to the option grants under the 1995 Stock Option Plan, on October 30, 1995 the Company's Board of Directors granted "cash-only stock appreciation rights" with respect to 7,000 shares of Class A Common Stock to other directors. The value of these cash-only stock appreciation rights will be calculated by multiplying the number of shares by the difference between $5.50 and the price of the Class A Common Stock on October 30, 2000, vesting in two equal installments on October 30, 1996 and October 30, 1997 and will be paid on October 30, 2000.

     On January 31, 1996, the Company granted "cash-only stock appreciation rights" with respect to 4,000 shares of Class A Common Stock to directors of the Company. The value of these cash-only stock appreciation rights will be calculated by adding the sum of (i) one-half of the number of shares times the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if prior to such date the price of the Class A Common Stock was equal to or greater than $14.00 for 20 consecutive trading days and (ii) one-half of the number of shares times the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if prior to such date the price of the Class A Common Stock was equal to or greater than $15.00 for 20 consecutive trading days. The cash-only stock appreciation rights will be paid on January 31, 2001.

     During the year ended March 31, 1996 non cash compensation charges relating to the issuance of options, Series B Convertible Preferred Stock and cash-only rights aggregated $273,369.

9.  INCOME TAXES

     The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

     For the year ended March 31, 1996 the Company generated a net operating loss carryforward ("NOL") of approximately $1,006,000, which will expire in 2010. Accordingly, no provision for income taxes has been recorded. In addition, the Company has approximately $570,000 of NOL carryforwards attributable to acquired subsidiaries, which are subject to limitations resulting from their acquisition. As a result, the Company has included these NOL's in its valuation allowance.

     The principal components of the Company's deferred tax assets and liabilities at March 31, 1996 are the following:

 Deferred Tax Assets:
   Deferred Compensation                           $ 106,600
   Net Operating Losses                              614,500
   Allowance for Doubtful Accounts                    93,100
   Fixed Assets                                       76,600
                                                  ----------
                                                     890,800
   Valuation Allowance                              (707,600)
                                                  ----------
 Net Deferred Tax Asset                              183,200

 Deferred Tax Liabilities:
   Intangible Assets                               2,684,750
                                                  ----------
 Net Deferred Tax Liability                       $2,501,550
                                                  ==========


     The reconciliation of income tax attributable to operations before the extraordinary item computed at the U.S. federal statutory tax rates to income tax expense is:

 Benefit at statutory rate                        $ (464,900)
 Net loss without tax benefit                        462,400
 Other                                                 2,500
                                               -------------
                                             $             -
                                             ===============

10. DEFINED CONTRIBUTION PLAN

     In November 1995, the Company established a non-employer matching 401(k) defined contribution plan (the "Plan"). The Plan is available to all full-time employees with the Company. All eligible employees may elect to contribute a portion of their compensation to the Plan, subject to Internal Revenue Code limitations.

11.  SUBSEQUENT EVENT

     The Company has received a commitment from AT&T for Senior Secured Term Loans (the "Loans") of up to $40,000,000 which will be used to fund a portion of the Southern Skies Acquisition and Pourtales Acquisition. Pursuant to the commitment, the amount of funding available under the Loans will be limited to an amount, which equals 5.5 times the combined historical 12-month trailing operating cash flow/EBITDA (defined as earnings before interest, taxes, depreciation and amortization). The calculation of such EBITDA is made on a pro forma basis which includes the trailing 12 month operating cash flow of all acquisitions.

     The Loans will bear interest, which is payable monthly in arrears, at a floating rate equal to 4.25% plus the 30-day Commercial Paper rate as published (the "Base Rate"). This base rate will be reduced by .25% if the ratio of AT&T debt (as such term is defined to the Borrowers Combined Cash Flow Available for Debt Service (defined as EBITDA) equals or is less than
4.75 to 1.0. If this same ratio is 4.0 to 1.0, the pricing will decline to Commercial Paper plus 3.75%.

     Principal on the Loans will be payable in 60 consecutive monthly installments on the first day of each month commencing on April 1, 1997 in amounts which will increase incrementally from $92,000 per month during the first year to $236,000 per month during the fifth year of the Loans. The balance of the principal will be due on February 1, 2002, however, the term of the Loans may be extended for an additional 60 months upon the satisfaction of certain conditions and payment of a fee. In the event the maturity of the Loans is extended, the then outstanding principal on the Loans will be payable in 60 consecutive monthly installments on the first day of each month commencing on March 1, 2002 and continuing until February 1, 2007. The Company will be entitled to prepay the Loans at any time, in integral multiples of $500,000, subject to a prepayment premium declining from 3% to 0.5% over the life of the Term Loans; provided, however, that in certain circumstances, prepayments by the Company will not be subject to the prepayment premium.

     The Company's obligations under the Loans will be secured by a first priority security interest in all existing and after-acquired property of the Company, with the exception of FCC licenses and authorizations to the extent it is unlawful to grant a security interest in such licenses and authorizations, and all issued and outstanding capital stock of the Borrowers. The Loan will contain financial leverage and coverage ratios, limitations on corporate overhead, and restrictions on capital expenditures in excess of $625,000 in the aggregate for the Borrowers.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company did not make any changes in, and had no disagreements with accountants on, accounting and financial disclosure.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers of the Company are as follows:



              NAME                          AGE                             POSITION

 John D. Miller                             51                        Chairman of the Board
 Norman Feuer                               58           President, Chief Executive Officer and Director
 Frank E. Barnes III                        46                              Director
 Dennis R. Ciapura                          50                              Director
 Jeffrey Leiderman                          49                              Director
 Kevin H. Rich                              35          Secretary, Chief Financial Officer and Treasurer


        Kevin H. Rich, the Secretary, Chief Financial Officer and Treasurer of the Company will resign as of June 24, 1996. It is anticipated that Norman Feuer will be appointed as acting Chief Financial Officer, Secretary and Treasurer of the Company. The Company currently employs Bill Thompson as the comptroller and anticipates retaining the services of a full time Chief Financial Officer, Secretary and Treasurer within the next 30 days.

      The Amended and Restated Certificate of Incorporation of the Company authorizes the Board of Directors to fix the number of directors from time to time, but at no less than two directors. The Board of Directors has fixed the number of directors at five. The holders of the Depositary Shares and the Class A Common Stock voting separately as a class are entitled to elect two of the Company's directors (the "Class A Directors"). The remaining directors are elected by the holders of the Depositary Shares and the Class A Common Stock and the Class B Common Stock, with the holders of the Depositary Shares having 4/5 of a vote per share, the holders of the Class A Common Stock having one vote per share and the holders of the Class B Common Stock having ten votes per share. Directors hold office until the next annual meeting of stockholders following their election or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. In the event dividends on the Depositary Shares are in arrears and unpaid in the aggregate amount of dividends payable thereon for six quarterly dividend periods, the holders of the Depositary Shares (voting separately as a class) will be entitled to vote for the election of two additional directors of the Company, subject to certain limitations.

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     John D. Miller has been the Chairman of the Board of Directors of the Company since June 30, 1995. Mr. Miller has been the President of Rothschild Ventures, Inc., a private investment group, since July 1995. Mr. Miller has also been the President of Starplough, Inc. since February 1994. Mr. Miller formed Starplough, Inc. as a private investment company focusing on investing in medium-sized companies. He was the Managing Director of Clipper Group, a private equity investment group, from February 1993 to January 1994. From 1969 to 1994, Mr. Miller served in various capacities with The Equitable, a full service insurance and investment company. Immediately prior to his retirement from The Equitable in 1994, Mr. Miller served as the President and Chief Executive Officer of Equitable Capital Management Corp., an investment and advisory subsidiary of The Equitable.

      Norman Feuer has been the President, Chief Executive Officer and a Director of the Company since June 30, 1995. It is anticipated that Mr. Feuer will be appointed as acting Chief Financial Officer, Secretary and Treasurer upon the resignation of Kevin H. Rich. Since September 13, 1995 Mr. Feuer has also provided consulting services to two stations owned by Pourtales in the Tri-Cities, Washington market and the two stations subject to the Tri-Cities LMA and will continue to do so until such radio stations are sold to a third party or acquired by the Company. See "--Certain Relationships and Related

Transactions--The Pourtales Stations." Prior to September 13, 1995, Mr. Feuer was acting as the chief operating officer responsible for the day-to-day operations of all of the radio stations owned by Pourtales. From 1990 to 1992, Mr. Feuer served as a consultant to numerous radio broadcasting companies. From 1985 to 1990, Mr. Feuer served as the Executive Vice President and Chief Operating Officer of Noble Broadcasting Group, one of the largest independently owned radio companies in the U.S. From 1983 to 1985, Mr. Feuer served as the President of the Radio Division of Viacom, Inc. From 1970 to 1983, Mr. Feuer served as vice president and general manager of several radio station properties. From 1967 to 1970, Mr. Feuer served in various capacities for CBS Radio.

      Frank E. Barnes III has been a Director of the Company since October 30, 1995. He has been the Executive Director of Carolina Barnes Corporation, an investment and merchant banking firm since August 1989. Carolina Barnes Corporation through its affiliate, Carolina Barnes Capital, Inc. has provided corporate financial services for companies in media, entertainment, communications, maritime transportation and real estate since 1989. His previous experience includes senior corporate finance positions at major Wall Street firms and he currently serves on the board of B&H Bulk Carriers Ltd.

      Dennis R. Ciapura has been a Director of the Company since October 30, 1995. He has been a consultant to SFX since January 1995. From August 1986 to December 1994, he was an executive Vice President for Noble Broadcasting Group.

      Jeffrey Leiderman has been a Director of the Company since October 30, 1995. He has been the President of Leiderman Associates, Executive, Corporate and Group Benefit Consultants since 1970. Between 1982 and 1987, he served as the Chairman of the Board of two public companies, American Medical Technology, Inc. and American Pipeline & Exploration Co. He was a board member of Minami International Corp., a Japanese trading and manufacturing company from 1987 to 1991.

      Kevin H. Rich has been the Secretary, Chief Financial Officer and Treasurer of the Company from June 30, 1995 until June 24, 1996. Mr. Rich has been Chief Financial Officer of SCMC since 1992. From 1992 to 1995, Mr. Rich was Treasurer and Chief Financial Officer of MMR. From 1991 to 1992, Mr. Rich was Vice President of Brookwood Investments, an investment organization. From 1989 to 1991, Mr. Rich was President of a consulting practice bearing his name, which provided business acquisition development and business and estate tax planning advice. From 1987 to 1989, Mr. Rich was Tax Director of a regional Certified Public Accounting firm.

PRINCIPAL EXECUTIVE OFFICERS OF SCMC

      Information is set forth below with respect to Messrs. Sillerman and Tytel, who have made and are expected to continue to make significant contributions to the business of the Company through their positions with SCMC. Messrs. Sillerman and Tytel, under the direction of the Chief Executive Officer and the Board of Directors of the Company, have assisted and will continue to assist the Company in planning and negotiating acquisitions of radio stations as well as obtaining financing and maintaining the Company's ongoing relationships with financial institutions. See "Certain Relationships and Related Transactions."

      Robert F.X. Sillerman has been Executive Chairman of the Board and a chief executive officer of SFX since July 1, 1995. From 1992 through June 30, 1995 he was Chairman of the Board and Chief Executive Officer of SFX. He has been Chairman of the Board and Chief Executive Officer of SCMC since 1985 and Radio Investors since February 1995 and, through privately held entities, controls the general partner of Sillerman Communication Partners, L.P. From 1985 to 1989, Mr. Sillerman was co-Chairman of Legacy Broadcasting, Inc. ("Legacy I"), which owned radio stations and which has subsequently been liquidated. In addition, Mr. Sillerman was co-Chairman of Metropolitan Broadcasting Corporation ("Metropolitan"), which was merged with Legacy I and Group W Radio Holdings, Inc. ("Group W"), an affiliate of Westinghouse Broadcasting Corporation, in 1989. Mr. Sillerman also served from 1990 to 1993 as co-Chairman of Legacy Broadcasting, Inc. ("Legacy II"), which through a related partnership owned and operated a radio business. In 1993, Mr. Sillerman became the Chancellor of the Southampton campus of Long Island University.

      Howard J. Tytel has been a Director and the Executive Vice President and Secretary of SFX since 1992 and Executive Vice President and General Counsel of SCMC since 1985 and Radio Investors since February 1995, a director and officer of SCMC since 1989, and from 1991 to 1993, Mr. Tytel was an officer and director of Legacy II. Mr. Tytel was a director of Country Music Television from 1988 to 1991, Legacy I from 1986 to 1989 and Metropolitan from 1988 to 1989. Since March 1995, Mr. Tytel has been a director of Interactive Flight Technologies, Inc., a public company engaged in providing computer-based in-flight entertainment systems to the commercial airline industry. Mr. Tytel is currently of counsel to the law firm of Baker & McKenzie, which represents the Company, SFX, SCMC, MMR and Radio Investors, and was formerly of counsel to the law firm of Winston & Strawn.

BOARD MEETINGS AND COMMITTEES

      The Company has established a Compensation Committee of the Board of Directors. The Compensation Committee establishes compensation levels for officers of the Company, reviews management organization and development, reviews significant employee benefit programs and establishes and administers executive compensation programs, including bonus plans, stock option and other equity- based programs, deferred compensation plans and any other cash or stock incentive programs. The Compensation Committee is composed of Messrs. Miller and Leiderman.

      The Company has also established a Stock Option Committee of the Board of Directors. The Stock Option Committee reviews and grants options under the Company's qualified stock option plans and is composed of Messrs.
Barnes and Leiderman.

      In addition, the Company has established an Audit Committee of the Board of Directors. The Audit Committee reviews and reports to the Board of Directors with respect to the selection and the terms of engagement of the Company's independent public accountants and maintains communications among the Board of Directors, such independent public accountants and the Company's internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent public accountants, the adequacy of the Company's internal controls and related matters. The Audit Committee also reviews certain related-party transactions and any potential conflict-of-interest situations involving officers, directors or stockholders beneficially owning more than 10% of the equity securities of the Company. The Audit Committee is composed of Messrs. Miller and Barnes.

ITEM 10.           EXECUTIVE COMPENSATION

     The following table sets forth the compensation of the Chief Executive Officer paid for the year ended March 31, 1996 ("Fiscal 1995"). No individual officer received annual compensation in excess of $100,000 for Fiscal 1995. The Company reimburses SCMC $3,000 per month as compensation for services provided to the Company for Secretary, Chief Financial Officer and Treasurer functions.

                                                      SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM COMPENSATION
                                    ANNUAL COMPENSATION                                    AWARDS            PAYOUTS

NAME AND                                                         OTHER        RESTRICTED                LTIP        ALL OTHER
PRINCIPAL                                                       ANNUAL           STOCK     OPTIONS/    PAYOUTS    COMPENSATION
POSITION                 YEAR     SALARY ($)    BONUS($)     COMPENSATION      AWARD(S)     SARS(#)      ($)           ($)
- --------                 ----     ----------    --------     ------------      --------     -------      ---           ---
Norman Feuer,           Fiscal
Chief Executive Officer  1995      81,250(1)                                   60,000(2)   15,000(3)      0             0



     (1) Mr. Feuer began receiving a salary when the Company completed its Initial Public Offering on September 13, 1995.
Accordingly, the amount reflects only six and one half months of salary for 1995. Mr. Feuer's salary includes compensation for consulting services rendered to Pourtales and the Company is reimbursed by Pourtales pursuant to the Shared Expense Agreement (as defined herein). See "Item 12. Certain Relationships and Related Transactions."

     (2) On February 8, 1996, Mr. Feuer received 60,000 shares of Series B Convertible Preferred Stock pursuant to a compensation plan. If the market price of Class A Common Stock is greater than or equal to $14.00 per share for 20 consecutive trading days,
30,000 shares of Mr. Feuer's Series B Convertible Preferred Stock will be convertible into an equal number of shares of Class A
Common Stock. If the market price of Class A Common Stock is greater than or equal to $15.00 per share for 20 consecutive trading days, the remaining 30,000 shares of Mr. Feuer's Series B Convertible Preferred Stock will be convertible into an equal number of shares of Class A Common Stock. The Series B Convertible Preferred Stock is non-voting and vests in equal installments over five years beginning one year from date of issuance.

     (3) The options were granted on October 30, 1995 and vest in two equal annual installments on October 30, 1996 and October
30, 1997. In addition to the options, on October 30, 1995 Mr. Feuer received the right to a cash bonus in the amount of $90,000, representing the difference between $5.50, the price of the Class A Common Stock at the Initial Public Offering, and $11.50, the
closing price of the Class A Common Stock on October 30, 1995, multiplied by 15,000. The bonus vests in two equal installments on
October 30, 1996 and October 30, 1997 and will be paid upon exercise of Mr. Feuer's options.


The following table sets forth the grant of stock options made during fiscal 1995 to the named executive officer.

                                              OPTION/SAR GRANTS IN FISCAL YEAR
1995
                                                       (INDIVIDUAL GRANTS)



Name                  Number of Securities                 Percent of Total
                           Underlying                    Options SARS Granted
                      Options/SARS Granted              to Employees in Fiscal        Exercise or Base
                               (#)                                    Year                     Price ($/sh)     Expiration Date

Norman Feuer                15,000(1)                            42.3%                     $11.50              10/30/2005


      (1) The options were granted on October 30, 1995 and vest in two equal annual installments on October 30, 1996 and October 30, 1997. In addition to the options, on October 30, 1995 Mr. Feuer received the right to a cash bonus in the amount of $90,000, representing the difference between $5.50, the price of the Class A Common Stock at the Initial Public Offering, and $11.50, the closing price of the Class A Common Stock on October 30, 1995, multiplied by 15,000. The bonus vests in two equal installments on October 30, 1996 and October 30, 1997 and will be paid upon exercise of Mr. Feuer's options.

      The following table sets forth below the option values at March 31, 1996 for options held by the named executive officer.

                                             AGGREGATED OPTION/SAR EXERCISES IN
                                        FISCAL YEAR 1995 AND FY-END OPTION/SAR VALUES



                                              Number of Securities           Value of Unexercised In-
                                             Underlying Unexercised          The-money Options/sars at
                                            Options/sars at Fy-end (#)              Fy-end ($)
                                            --------------------------              ----------
              Shares Acquired on
Name             Exercise ($)             Value Realized ($) (1)       Exercisable/ Unexercisable    Exercisable/Unexercisable (1)
- ----          -------------------         ----------------------       --------------------------    -------------------------

Norman Feuer          --                             --                         0/15,000                        0/0


      (1)The market value of the Class A Common Stock on March 29, 1996 was $10.25 per share.


      Employment Agreement. Mr. Feuer has entered into an employment agreement with the Company pursuant to which he serves as the Company's President and Chief Executive Officer for an initial term of five years which commenced on September 13, 1995. Mr. Feuer is required to devote at least two-thirds of his business time to matters related to the Company, provided, however, that in the Board of Director's discretion, he may devote up to one-third of his business time to serving as a radio programming consultant to Pourtales for the stations it owns in the Tri-Cities, Washington market as well as the stations subject to the Tri-Cities LMA, until the consummation of the Pourtales Acquisition. Mr. Feuer receives an annual base salary of $150,000 with annual increases based on increases in the consumer price index and pursuant to the Board of Directors recommendation. Mr. Feuer also receives an annual bonus of $25,000 if there are no defaults during the year under any of the Company's financing agreements with its lenders, and if there are any defaults thereunder which are waived or cured with no material cost to the Company, Mr. Feuer will receive one-half of such bonus and shall receive the remaining one-half at the sole discretion of the Company's Board of Directors. Mr. Feuer will also receive an annual bonus of $25,000 upon the Company's achievement of performance goals to be mutually agreed upon and an additional annual bonus at the discretion of the Board of Directors (the "Discretionary Bonus"). If such Discretionary Bonus is less than $50,000 in any year, the Company will loan Mr. Feuer an amount equal to $50,000 less such Discretionary Bonus. If Mr. Feuer remains employed by the Company for the full term of his five year employment agreement, such loan amounts will be forgiven. On October 12, 1995 the Company loaned Mr. Feuer $25,000 and on January 10, 1996 loaned Mr. Feuer $25,000. In consideration of the bonus clauses in Mr. Feuer's contract on April 30, 1996, the Board of Directors approved a bonus in the amount of $70,000 in recognition of the Company's performance in fiscal 1996. The loans previously made to Mr. Feuer will be offset against the bonus.

      The employment agreement provides that if Mr. Feuer's employment is terminated without "Cause" or in the event of a "Constructive Termination Without Cause," Mr. Feuer will be entitled to a payment equal to 12 months of his base salary and bonuses (excluding the Discretionary Bonus) for the year prorated through the date of termination. In the event that Mr. Feuer becomes disabled, the Company is obligated to pay his full base salary and bonuses (excluding the Discretionary Bonus) for the first six months of such disability and 75% of his base salary for the remainder of the term of the employment agreement. The employment agreement defines "Cause" as conviction of a felony involving moral turpitude which would render Mr. Feuer unable to perform his duties under the employment agreement or conduct that constitutes willful gross neglect or willful gross misconduct. "Constructive Termination Without Cause" is defined in the employment agreement as a reduction of Mr. Feuer's base salary or the failure of the Company to pay Mr. Feuer's bonuses, the failure to reelect Mr. Feuer to or the removal of Mr. Feuer from his position as an officer and director, a diminution of his duties and responsibilities, or the failure of the Company to obtain a written assumption of its obligations under the employment agreement by any successor to all or substantially all the Company's assets within 15 days after a merger or similar transaction.

      In the event Mr. Feuer voluntarily terminates his employment other than due to death or disability or a "Constructive Termination Without Cause," Mr. Feuer will be required to surrender to the Company certain of his shares of Class B Common Stock. If the voluntary termination occurs prior to two and one-half years from the date of employment, Mr. Feuer must surrender all of his shares of Class B Common Stock. If the termination occurs after two and one-half years but prior to three and one-half years, three and one-half years but prior to four and one-half years, or four and one-half years but prior to five years, he must surrender 50%, 25% and 20%, respectively, of his shares of Class B Common Stock.

      Other Stock Based Compensation. On October 30, 1995, Mr. Feuer and Mr. Ciapura received the right to a cash bonus in the amount of $90,000 and $30,000, respectively, representing the difference between $5.50, the price of the Class A Common Stock at the Initial Public Offering, and $11.50, the closing price of the Class A Common Stock on October 30, 1995, multiplied by 15,000 and 5,000, respectively. The bonus vests in two equal installments on October 30, 1996 and October 30, 1997 and will be paid upon Mr. Feuer's and Mr. Ciapura's exercise of their respective options. In addition to the option grants under the 1995 Stock Option Plan, on October 30, 1995, the Company's Board of Directors granted "cash-only stock appreciation rights" with respect to 5,000, 1,000 and 1,000 shares of Class A Common Stock to Messrs. Miller, Leiderman and Barnes, respectively. These cash-only stock appreciation rights will be calculated by multiplying the number of shares by the difference between $5.50 and the price of the Class A Common Stock on October 30, 2000, vesting in two equal installments on October 30, 1996 and October 30, 1997 and will be paid on October 30, 2000.

      On January 31, 1996, the Company granted cash-only stock appreciation rights with respect to 2,000 shares of Class A Common Stock to each of Messrs. Leiderman and Barnes. The value of these cash-only stock appreciation rights will be calculated by adding the sum of (i) one-half of the number of shares times the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if prior to such date the price of the Class A Common Stock was equal to or greater than $14.00 for 20 consecutive trading days and (ii) one-half of the number of shares times the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if prior to such date the price of the Class A Common Stock was equal to or greater than $15.00 for 20 consecutive trading days. The cash-only stock appreciation rights will be paid on January 31, 2001.

      Preferred Stock Issuance. The Company has approved a compensation plan which provides that the Company may issue up to 600,000 shares of Series B Convertible Preferred Stock to certain of its officers, directors and advisors. Subject to required FCC consents, if the market price of Class A Common Stock is greater than or equal to $14.00 per share for 20 consecutive trading days, 300,000 shares of the Series B Convertible Preferred Stock will be convertible into an equal number of shares of Class A Common Stock. If the market price of Class A Common Stock is greater than or equal to $15.00 per share for 20 consecutive trading days, the remaining shares of the Series B Convertible Preferred Stock will be convertible into an equal number of shares of Class A Common Stock. On February 8, 1996, the Company issued (i) 220,000, 30,000, 30,000, 1,500 and 1,000 shares of Series B Convertible Preferred Stock convertible into Class A Common Stock in the event the market price of the Class A Common Stock is greater than or equal to $14.00 per share for 20 consecutive trading days to Radio Investors, Joint Venture and Messrs. Feuer, Miller and Ciapura, respectively, and (ii) 220,000, 30,000, 30,000, 1,500 and 1,000 shares of Series B Convertible Preferred Stock convertible into Class A Common Stock in the event the market price of the Class A Common Stock is greater than or equal to $15.00 per share for 20 consecutive trading days to Radio Investors, Joint Venture and Messrs. Feuer, Miller and Ciapura, respectively. The Series B Convertible Preferred Stock is non-voting and vests in equal installments over a five year period beginning one year from the date of issuance.

      During the period in which the Series B Convertible Preferred Stock becomes convertible, the Company will incur a substantial non-cash charge to operations, which would equal the fair market value of such Class A Common Stock at such time allocated over the five year vesting period. Such charge could substantially reduce the Company's net income, if any, or increase the Company's net loss for financial reporting purposes during that period. The conversion of the Series B Convertible Preferred Stock will also result in dilution to holders of the Company's Class A Common Stock.

DIRECTOR COMPENSATION

      Each Director who is not an employee of the Company receives, in addition to reimbursement for travel expenses, $1,000 for each Board of Directors' meeting attended and $500 for each committee meeting attended.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table gives information as of March 31, 1996 concerning the beneficial ownership of the Company's capital stock by (i) each person known to the Company to own beneficially more than 5% of any class of Common Stock or Depositary Shares of the Company, (ii) each director and executive officer and (iii) all directors and executive officers of the Company as a group.


                             Class a           Class B           Class C                Class D                     Depositary
                         Common Stock(2)  Common Stock (2)   Common Stock (2)      Common Stock (2)                 Shares (3)

                                                                                                                     Percentage of
 Name And Address     Number of  Percent  Number of Percent   Number of Percent Number of Percent  Number of Percent     Total
 of Beneficial Owner (1) Shares of Class  Shares   of Class   Shares   of Class  Shares   of Class  Shares   of Class Voting Power


John D. Miller        25,000        *        --        --        --        --         --       --                            *
Norman Feuer              --       --   244,890(4)    100%       --        --         --       --                        26.1%
Frank E. Barnes III       --       --        --        --        --        --         --       --                           --
Dennis R. Ciapura         --       --        --        --        --        --         --       --                           --
Jeffrey Leiderman      1,000        *        --        --        --        --         --       --                            *
Kevin H. Rich          1,000        *        --        --        --        --         --       --                            *
Radio Investors           --       --        --(4)     --        --        --  1,321,921(5)   91.5%                         -- (6)
Joint Venture             --       --        --        --        --        --    244,890      17.0%                         -- (6)
Robert F.X. Sillerman     --       --        --        --        --        --  1,321,921(7)   91.5%                         -- (8)
C. Terry Robinson         --       --        --        --        --        --    122,445(9)   8.5%                          --(10)
Macrocom Investors LLC (11)--      --        --        --   267,344     72.8%         --       --                           --
Dennis Mair               --       --        --        --    50,000     13.6%         --       --                           --
Ellis French              --       --        --        --    18,750      5.1%         --       --                           --
Jeffrey Zimmerman         --       --        --        --    18,750      5.1%         --       --                           --
All Directors and Executive
Officers as a Group (6 persons)27,0001.0%244,890      100%       --        --         --       --                        26.4%(12)

*Less than 1%.

     (1) The address of each of the persons named is c/o the Company, Symphony Towers, 750 B Street, Suite 1920, San Diego,
California 92101. The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the disposition of, a security. For purposes of this table, a person is deemed to have "beneficial ownership" of any security that such person has the right to acquire within 60 days. Unless noted otherwise, stockholders possess sole voting and dispositive power with respect to shares listed on this table.

     (2) Each share of Class B Common Stock, Class C Common Stock (non-voting) and Class D Common Stock (non-voting) automatically converts into one share of Class A Common Stock upon the sale of such stock to a non-affiliate of the Company. In addition, each share of Class D Common Stock is convertible into one share of Class B Common Stock or Class A Common Stock at the option of the holder and subject to certain conditions including FCC approval. An aggregate of 565,000 shares of Series B Convertible Preferred
Stock was issued on February 8, 1996 and will vest over a five year period beginning one year from the date of issuance. The
Series B Convertible Preferred Stock is non-voting and convertible into an equal number of shares of Class A Common Stock in the event the market price of the Class A Common Stock exceeds certain levels.

     (3) Each Depositary Share has 4/5 of a vote. Assuming the conversion or redemption of all Depositary Shares into shares of
Class A Common Stock (at the rate of .833 shares of Class A Common Stock per Depository Share) and the conversion of the shares of
Class D Common Stock into Class B Common Stock, Messrs. Feuer and Sillerman would beneficially own 65.3% of the voting power of the Company.

     (4) Mr. Feuer and Radio Investors, which is substantially owned and controlled by Mr. Sillerman and his affiliates, have entered into an agreement pursuant to which Mr. Feuer has assigned his economic interest in 100,000 shares and has pledged such shares to Radio Investors to secure certain payment obligations. In the event Radio Investors exercises its right of first refusal to purchase all 244,890 shares (which may require prior FCC approval), it will hold approximately 26.1% of the voting power without giving effect to the conversion of the Class D Common Stock. In addition, varying percentages of Mr. Feuer's shares are subject to surrender to the Company in the event he voluntarily terminates his employment prior to the expiration of the term of his employment agreement. See "Item 10. Executive Compensation" and "Item 12. Certain Relationships and Related
Transactions--Agreement between Mr. Feuer and Radio Investors."

     (5) Includes 122,445 shares beneficially owned by Radio Investors by virtue of its 50% ownership of Joint Venture.




                                                             52










     (6) In the event that all of the shares of Class D Common Stock are converted into Class B Common Stock, Radio Investors would hold of record approximately 50.3% and Joint Venture would hold of record approximately 10.3% of the total voting power of the
Company. In the event that all of the shares of Class D Common Stock are converted into Class A Common Stock, the shares of Class
D Common Stock held of record by Radio Investors and Joint Venture would represent approximately 11.1% and 2.3%, respectively, of the total voting power of the Company.

     (7) Includes 1,199,476 shares owned by Radio Investors, which is controlled by Mr. Sillerman, and 50% of the 244,890 shares owned by Joint Venture, of which 50% is owned by Radio Investors.

     (8) If the shares of Class D Common Stock are converted into shares of Class B Common Stock, Mr. Sillerman would beneficially hold 55.5% of the total voting power of the Company.

      (9) Represents shares owned by Mr. Robinson by virtue of his ownership of 50% of Joint Venture.

     (10) If the shares of Class D Common Stock are converted into shares of Class B Common Stock, Mr. Robinson would beneficially hold 5.1% of the total voting power of the Company.

     (11) The sole stockholder of Macrocom Investors LLC is Michael Millon. Subsequent to March 31, 1996, all of the shares of
Class C Common Stock were converted into shares of Class A Common Stock.

     (12) In the event that all of the shares of Class D Common Stock are converted into Class B Common Stock, all Directors and
Executive Officers as a group would hold of record approximately 10.4% of the total voting power of the Company.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE POURTALES STATIONS

          Simultaneously with the Initial Public Offering, the Company acquired from Pourtales radio stations KXLK- FM, KFH-AM and KQAM-AM, each operating in the Wichita, Kansas market. The purchase price for these three stations was approximately $2.5 million. On January 24, 1996, the Company also acquired from Pourtales radio stations KZKX-FM and KTGL-FM each operating in the Lincoln, Nebraska market, for an aggregate purchase price of $9.7 million. See "Item 1. Business." C. Terry Robinson, the beneficial owner of 122,445 shares of Class D Common Stock by virtue of his 50% interest in Joint Venture, is the principal owner of Pourtales. Mr Robinson also provides marketing and consulting services to the Company through Joint Venture. See "--Relationship With Joint Venture." In addition, prior to the Initial Public Offering, Mr. Feuer, the owner of 100% of the shares of Class B Common Stock and as a result thereof the holder of 26% of the combined voting power of the Company upon completion of the Preferred Stock Offering, acted as the chief operating officer of Pourtales and was responsible for the day-to-day operations of all the radio stations currently owned by Pourtales. Currently, Mr. Feuer, in addition to his responsibilities as President, Chief Executive Officer and a Director of the Company, provides radio programming consulting services to Pourtales for its stations in the Tri-Cities, Washington market including the two stations subject to the Tri-Cities LMA, until the sale of such stations or consummation of the Pourtales Acquisition. From September 13, 1995 until Pourtales sold certain stations in the Mobile, Alabama market to a third party and until the Company entered into the Pourtales LMA, Mr. Feuer also provided radio programming consulting services to Pourtales and the radio stations it owned in the Mobile, Alabama market and the stations subject to the Pourtales LMA

          The Company has entered into an agreement to acquire from Pourtales the eight additional radio stations subject to the Pourtales LMA, the radio station on which it currently sells advertising pursuant to a JSA and two additional radio stations, and to assume the Tri-Cities LMA for an aggregate purchase price of $22.5 million. See "Item 1. Description of Business."

THE MMR ACQUISITION

          Subject to adjustment the Company has agreed to acquire radio station KOLL-FM from MMR for an aggregate purchase price of $4.1 million and has obtained an independent valuation regarding the acquisition. SCMC provides advisory services to both MMR and the Company with respect to the MMR Acquisition.

          On September 13, 1995, the Company entered into an agreement with Pourtales (the "Shared Expense Agreement") to share certain expenses with Pourtales until the consummation of the Pourtales Acquisition (the "Shared Expense Period"). Pursuant to the Shared Expense Agreement, during the Shared Expense Period, Pourtales pays the Company $11,000 per month as consideration for Pourtales' use of the Company's corporate headquarters and the services and facilities related thereto, and for Norman Feuer's radio programming consulting services provided to Pourtales. The Company pays Pourtales $3,000 per month, during the Shared Expense Period, as consideration for the use of certain services of Pourtales' chief financial officer. The Company obtained the lease to its corporate headquarters on September 13, 1995 by assignment from Force II Communications, a corporation wholly-owned by Mr. Feuer.


RELATIONSHIP WITH JOINT VENTURE

          Joint Venture, a limited liability company owned 50% by Mr. Robinson and 50% by Radio Investors, was formed to provide marketing and consulting services to radio broadcasting companies and provides such services to the Company. The Company has been advised by Joint Venture that any services provided to the Company will be provided at its actual cost. In connection with the formation of Joint Venture, Radio Investors contributed 244,890 shares of Class D Common Stock to Joint Venture as a capital contribution. Upon the fulfillment of certain conditions, including FCC approval, if necessary, the Class D Common Stock is convertible into shares of Class B Common Stock. Upon completion of this Offering and if the shares of Class D Common Stock are converted into shares of Class B Common Stock, Joint Venture will hold 10% of the combined voting power of the Company. It is anticipated that the Joint Venture will pay fees in connection with services provided to Pourtales with respect to the proposed sale of certain stations in Mobile, Alabama owned by Pourtales. The Company had an option to purchase such stations from Pourtales which it did not exercise. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

AMENDED AND RESTATED FINANCIAL CONSULTING AGREEMENT WITH SCMC

          The Company has entered into the Amended and Restated Financial Consulting Agreement (the "Amended and Restated SCMC Agreement") with SCMC dated February 1, 1996, pursuant to which SCMC has agreed to serve until June 1, 2005 as the Company's financial consultant and to provide customary financial and advisory services. SCMC also acts as financial adviser to a number of broadcast entities other then the Company, including SFX and MMR, some of which participate in business opportunities that might be suitable for the Company. Mr. Sillerman is principal stockholder, Executive Chairman of the Board of Directors and chief executive officer of SFX, and is required to devote substantially all of his business time to matters relating to SFX. Mr. Tytel is a Director and Executive Officer of SFX. Each of SCMC and Messrs. Sillerman and Tytel are required to offer to SFX opportunities involving radio stations located in the top 70 markets and are required to offer to MMR opportunities involving stations located outside the top 70 markets and which are located in certain states in the Eastern United States.

          In consideration for securities of SFX and the forgiveness of an outstanding loan, on April 15, 1996, SCMC entered into an agreement with SFX (the "SCMC Termination Agreement") pursuant to which SCMC assigned its right to receive fees payable pursuant to the Amended and Restated SCMC Agreement (and a similar agreement with MMR) to SFX, except for fees related to certain transactions pending on April 15, 1996. In addition, the Company has agreed to advance to SCMC $500,000 per year in connection with services to be provided by SCMC, provided, however, that if the agreement between SCMC and Triathlon is terminated or an unaffiliated person acquires a majority of the capital stock of the Company, the advanced fees must be repaid at such time. Pursuant to the SCMC Termination Agreement, SCMC has agreed to continue to provide the services described herein until the expiration of the Amended and Restated SCMC Agreement and not to perform any consulting or investment banking services for any person or entity, other than the Company and MMR, in the radio broadcasting industry or in any business which uses technology for the audio transmission of information or entertainment.

           SCMC is controlled by Mr. Sillerman, and Messrs. Sillerman and Tytel are officers and directors of SCMC. Under the Amended and Restated SCMC Agreement, SCMC has agreed to perform, or assist the Company in performing, among other things: (i) the placement of financing; (ii) the generation of financial reports and other data for the Company that are required for presentation to the lenders of the Company under the Company's senior credit agreements and to the Company's investors as required under the securities laws; (iii) assistance with the preparation of the Company's regular books and records for audit by the Company's independent public accountants; (iv) the maintenance of relationships and connections with financial institutions participating in the financing of the Company; (v) preparation and delivery to the Company of quarterly reports and analyses of regional and national advertising activity in small and medium-sized radio markets; (vi) the design and implementation of accounting systems appropriate and necessary for the operation of the Company; (vii) the purchase, installation, and implementation of hardware and software appropriate to the accounting system to be utilized by the Company; (viii) the implementation of cash management system to facilitate the collection of revenues for the Company and to maximize the investment income available from cash balances; (ix) the establishment of regularized procedures for the payment of trade payables and the accumulation of cash balances available for interest and other debt service payments as the come due; and (x) the engagement of bookkeeping, accounting and other personnel necessary to the implementation of the Company's accounting systems.

          Pursuant to the terms of the Amended and Restated SCMC Agreement:
(i) any radio broadcast opportunities outside of the top 70 markets in the United States and located west of the Mississippi River, other the Arkansas (the "Applicable Markets"), that come to the attention of SCMC, Mr. Sillerman of Mr. Tytel will be brought first to the Company for its consideration prior to being presented to any other clients of SCMC and (ii) in cases in which SCMC, Mr. Sillerman of Mr. Tytel is rendering advice in a restructuring or similar circumstance to a radio company owning and operating stations outside of the top 70 markets and within the Applicable Markets, SCMC will present to the Company, subject to any fiduciary or confidentiality obligations to any of their clients, any opportunity for such a radio station acquisition by the Company, on terms at least as favorable to the Company as to any other potential buyer. To the extent Mr. Sillerman determines in good faith, with the concurrence of the Class A Directors, that the Company does not have the capacity to acquire a specific station outside the top 70 markets and within the Applicable Markets, then SCMC or any affiliate may acquire or invest in such station.

          During the term of the Amended and Restated SCMC Agreement, the Company will be required to pay to SCMC as compensation for its services under the Amended and Restated SCMC Agreement the following annual advisory fees:
(i) from February 1, 1996 until March 10, 1996, $240,000 per year; (ii) from March 10, 1996 until the date the Company has used the net proceeds of this Second Offering as contemplated in the Prospectus relating thereto as well as paid the expenses in connection with the Acquisitions, $300,000 per year; and
(iii) from the date the Company has used the net proceeds of this Second Offering until June 1, 2005, $400,000 per year. SCMC and the Company have agreed in the Amended and Restated SCMC Agreement that the compensation for SCMC shall be increased by an amount to be mutually agreed upon by SCMC and the Company if (i) the time and effort spent by SCMC exceeds the level that was originally contemplated by the parties when they entered into the Amended and Restated SCMC Agreement or (ii) the Company acquires additional broadcast properties.

          Under the Amended and Restated SCMC Agreement, SCMC will defer two-thirds of its advisory fees during any period for which the Company is in arrears with respect to payment of dividends on the Preferred Stock.

          Pursuant to the SCMC Agreement, the Company paid to SCMC an aggregate of $70,000 in advisory fees, $163,034 in connection with the acquisition of the Initial Wichita Acquisitions, $265,375 in connection with the Initial Lincoln Acquisition, $135,000 in connection with the Credit Agreement and $918,855 in connection with the Preferred Stock Offering.

          The Company is also required under the Amended and Restated SCMC Agreement to reimburse SCMC for all reasonable out-of-pocket disbursements incurred by SCMC in connection with the performance of services under the agreement. The Company has agreed to indemnify SCMC and its directors, officers, employees, affiliates and agents, and any person controlling such persons, with respect to any and all losses, claims, damages or liabilities, joint or several, to which any such indemnified party my be subject, and any and all expenses incurred in connection with any such claim, action or proceedings, insofar as such losses, claims, damages, liabilities, actions, proceedings or expenses arise out of or are based upon any matters that are the subject of the Amended and Restated SCMC Agreement, except with respect to such indemnified amounts that arise out of reckless or willful misconduct of such indemnified person.

ADDITIONAL ARRANGEMENTS WITH SCMC AND MR. SILLERMAN

          SCMC provides investor relation services to the Company and is paid $2,500 per month as compensation for these services.

          SCMC, on behalf of the Company, funded a letter of credit in the amount of $200,000 in connection with the deposit required for the Rock Steady Acquisition. The Company subsequently repaid SCMC $200,000 and SCMC assigned its right under the letter of credit to the Company.

          SCMC, on behalf of Radio Investors, funded on behalf on the Company the letters of credit in connection with the deposits required for the Initial Wichita Stations and Initial Lincoln Stations in an aggregate amount of $765,000. Of this amount $2,449 was contributed to the capital of the Company in payment of Mr. Feuer's subscription of 244,890 shares of Class B Common Stock. The balance was treated as an advance to the Company. In June 1995, Radio Investors received a promissory note in the principal amount of $515,000 from the Company, which accrued interest at the rate of 6% per annum from March 31, 1996, and $247,551 was contributed to the capital of the Company in payment of 1,444,366 shares of Class D Common Stock issued to Radio Investors and 25,000 shares of Class A Common Stock issued to Mr. Miller. In addition, SCMC advanced to, or paid on behalf of, the Company certain expenses in an aggregate amount of approximately $200,000, including $50,000 to fund initial payments in respect of the IPO Underwriters' non-accountable expense allowance in the Initial Public Offering, and $55,000 to the Lenders as commitment fees for the Credit Agreement, and other expenses related to the Initial Public Offering. The promissory note with accrued interest and the $200,000 advanced on behalf of the Company were repaid out of the proceeds of the Company's Initial Public Offering. During May 1995, SCMC funded on behalf of the Company a promotional campaign conducted by KRBB-FM in the aggregate amount of $30,000, which was repaid out of the proceeds of the Company's Initial Public Offering. Furthermore, in August 1995, SCMC funded on behalf of the Company $98,500 in additional purchase price and an additional deposit of $55,500 in connection with extensions of the closing date of the acquisition of KRBB-FM, which was repaid to SCMC out of the proceeds of the Company's Initial Public Offering.

ISSUANCES OF SECURITIES

          In February 1995, Mr. Feuer acquired 400 shares of common stock of Triathlon New York for a cash purchase price of $2,449 in connection with the formation of Triathlon New York, and Radio Investors and Mr. Miller subscribed for, and in June 1995 received, 500 and 10 shares of common stock, respectively, of Triathlon New York for a purchase price of $247,301 and $250, respectively.

          In June 1995, Mr. Feuer, Radio Investors and Mr. Miler, the stockholders of Triathlon New York, contributed their shares of Triathlon New York to the Company and, following a recapitalization of the Company's Common Stock, in return, Mr Feuer received 244,890 shares of Class B Common Stock, Radio Investors received 1,444,366 shares of Class D Common Stock and Mr. Miller received 25,000 shares of Class A Common Stock. In connection with the formation of Joint Venture, Radio Investors contributed 244,890 of its shares of Class D Common Stock to Joint Venture as its capital contribution. Mr. Feuer is required to surrender varying percentages of his shares of Class B Common Stock to the Company in the event he voluntarily terminates his employment with the Company during the term of his employment agreement. See "Item 10. Executive Compensation--Employment Agreement."

          In connection with the Company's discussions relating to obtaining a bridge loan of up to $2.0 million (the "Proposed Bridge Loan") in July 1995, pursuant to subscription agreements effective as of May 1, 1995, the Company sold an aggregate of 367,344 shares of Class C Common Stock to six accredited investors (the "Class C Stockholders") for an aggregate purchase price of $3,673 (or $.01 per share). The Class C Stockholders were introduced to the Company by Americorp Securities, Inc. one of the underwriters of the Company's Initial Public Offering. The Company sold the Class C Common Stock, for no additional consideration, in lieu of paying a commitment fee for the Proposed Bridge Loan which the Company later determined not to utilize.

          On October 30, 1995, the Company granted to Mr. Feuer options to purchase 15,000 shares of Class A Common Stock which are exercisable at $11.50 per share. In addition, the Company granted to each of Radio Investors, Joint Venture, The Sillerman Companies and SCMC, options to purchase 20,000 shares of Class A Common Stock which are exercisable at $5.50 per share.

          On October 30, 1995, the Company granted cash-only stock appreciation rights with respect to 1,000 shares of Class A Common Stock to each of Messrs. Leiderman and Barnes and 5,000 shares of Class A Common Stock to Messr. Miller. The cash-only stock appreciation rights with respect to each share of Class A Common Stock entitle the holder thereof to receive the difference between $5.50 and the closing price of the Class A Common Stock on October 30, 2000, and will be paid on October 30, 2000.

          On January 31, 1996, the Company granted cash-only stock appreciation rights with respect to 2,000 shares of Class A Common Stock to each of Messrs. Leiderman and Barnes. The cash-only stock appreciation rights with respect to each share of Class A Common Stock entitle the holder thereof to receive an amount equal to the sum of (i) one-half of the difference between $.01 and the price of the Class Common Stock on January 31, 2001 if prior to such date the price of the Class A Common Stock was equal to or greater that $14.00 for 20 consecutive trading days and (ii) one-half of the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if prior to such date the price of the Class A Common Stock was equal to or greater than $15.00 for 20 consecutive trading days. These cash-only stock appreciation rights will be paid on January 31, 2001.

          On February 8, 1996, the Company issued an aggregate of 565,000 shares of Series B Convertible Preferred Stock to Radio Investors, Joint Venture and Messrs. Feuer, Miller and Ciapura in the amount of 440,000, 60,000, 60,000, 3,000 and 2,000 shares, respectively. The Series B Convertible Preferred Stock is non-voting and vests over a five year period beginning one year from date of issuance. See "Item 10. Executive Compensation--Preferred Stock Issuance."

AGREEMENT BETWEEN MR. FEUER AND RADIO INVESTORS

          Mr. Feuer and Radio Investors, which is controlled by Mr. Sillerman, have entered into an agreement pursuant to which Mr. Feuer has assigned to Radio Investors 40.835% (the "Agreed Percentage") of all proceeds paid or payable to Mr. Feuer in connection with any sale or other disposition of, or dividend or other distribution payable on or with respect to, such shares of Class B Common Stock. In addition, Mr. Feuer has also granted to Radio Investors a right of first refusal with respect to any sale or other disposition to a third party of all 244,890 shares of Class B Common Stock held by Mr. Feuer. This right enables Radio Investors to acquire shares of Class B Common Stock at the proposed sales price. In the event that Radio Investors does not exercise the right of first refusal and Mr. Feuer consummates the sale to a third party (in which case such third party will receive shares of Class A Common Stock), Mr. Feuer is required to pay to Radio Investors an amount equal to the greater of the sales price and the fair market value multiplied by the Agreed Percentage. To secure his payment obligations, Mr. Feuer has also entered into a pledge agreement with Radio Investors pursuant to which he has pledged 100,000 shares of his 244,890 shares of Class B Common Stock to Radio Investors. The conveyance of shares of Class B Common Stock to Radio Investors may require the prior approval of the FCC. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

GENERAL

          The Company believes that transactions between the Company and its officers, directors and principal stockholders or affiliates thereof have been on terms no less favorable to the Company than could be obtained from independent third parties. However, except for the Company's intention to obtain a fairness opinion with respect to the MMR Acquisition, the Company has not sought outside advice with respect to such transactions and, in certain instances, has not considered retaining any other provider of similar services. Since the Initial Public Offering, all transactions between the Company and its officers, directors and principal stockholders or affiliates thereof have been approved by the Company's independent directors.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

          (a) the following documents are filed as part of the report:

      +3.1     Amended and Restated Certificate of Incorporation of
               Triathlon Broadcasting Company
      +3.2     By-laws of the Company
     ++4.1     IPO Underwriters' Warrant
      +4.2     Specimen Stock Certificate for Class A Common Stock ++4.3
               Certificate of Designations of the Series B Convertible Preferred Stock
     ++4.4     Form of Certificate of Designations of the % Mandatory Convertible
               Preferred Stock ++4.5 Form of Deposit Agreement relating to the %
               Mandatory Convertible Preferred Stock ++4.6 Form of Stock Certificate for
               % Mandatory Convertible Preferred Stock ++4.7 Form of Depositary Receipt
               Evidencing Depositary Shares +10.1 Purchase and Sale Agreement dated
               March 23, 1995 by and between the Triathlon Broadcasting
               Company and Pourtales Radio Partnership
     +10.2     Asset Purchase Agreement dated February 9, 1995 by and between Wichita Acquisition Corp. and
               Marathon Broadcasting Corporation
     +10.3     Amendment to Purchase and Sale Agreement dated June 30, 1995 by and between Triathlon Broadcasting
               Company and Pourtales Radio Partnership
     +10.4     Advertising Brokerage Agreement for Radio Station KEYN-FM by and between Triathlon Broadcasting
               Company and Pourtales Radio Partnership
     +10.5     Purchase and Sale Agreement among Triathlon Broadcasting Company, Pourtales Radio Partnership,
               Pourtales Holdings, Inc. and KVUU/KSSS, Inc.
    ++10.6     Subscription Agreements dated June 30, 1995, effective as of May 1, 1995
     +10.7     Office Lease by and between Knightsbridge Associates and Force
               II Communications
    ++10.8     First Amendment to Office Lease by and between Knightsbridge Associates and Force II
               Communications
    ++10.9     Assignment of Office Lease among Knightsbridge Associates, Force II Communications and the
               Triathlon Broadcasting Company
   ++10.10     Shared Expense Agreement dated September 13, 1995 by and between Triathlon Broadcasting Company and Pourtales Radio Partnership
    +10.11     Financial Consulting Agreement dated June 30, 1995 by and between Triathlon Broadcasting Company and SCMC
    +10.12     Triathlon Broadcasting Company 1995 Stock Option Plan
    +10.13     Employment Agreement by and between Triathlon Broadcasting Company and Norman Feuer
    +10.14     Promissory Note dated June 15, 1995, issued to Radio Investors, Inc.
    +10.15     Agreement by and between Norman Feuer and Radio Investors, Inc.
    +10.16     Pledge Agreement by and between Norman Feuer and Radio Investors, Inc.
    +10.17     Form of Consulting Agreement among Triathlon Broadcasting Company and the IPO Underwriters
    +10.18     Amendment to Purchase and Sale Agreement dated August 4, 1995 by and between the Triathlon
               Broadcasting Company and Pourtales Radio Partnership
    +10.19     Amendment to Asset Purchase Agreement dated May 3, 1995 by and between Wichita Acquisition Corp.
               and Marathon Broadcasting Corporation
    +10.20     Amendment and Extension Agreement dated August 15, 1995 by and between Wichita Acquisition Corp.
               and Marathon Broadcasting Corporation
    +10.21     Amendment to Purchase and Sale Agreement dated March 23, 1995 by and between Triathlon
               Broadcasting Company and Pourtales Radio Partnership


                                                             59










    +10.22     Second Amendment and Extension Agreement dated August 28, 1995 by and between Wichita
               Acquisition Corp. and Marathon Broadcasting Corporation
   ++10.23     Amended and Restated Purchase and Sale Agreement dated January 16, 1996 among Triathlon
               Broadcasting Company, Pourtales Radio Partnership, Pourtales Holdings, Inc., Springs Radio, Inc., and
               KVUU/KSSS, Inc.
   ++10.24     Local Market Agreement dated as of January 15, 1996 among Pourtales Radio Partnership, Springs
               Radio, Inc., KVUU/KSSS, Inc. and Triathlon Broadcasting Company
   ++10.25     Letter agreement dated January 12, 1996 among Citadel Broadcasting Company and Triathlon
               Broadcasting Company, Pourtales Radio Partnership, Pourtales Holdings, Inc., Spring Radio, Inc. and
               KVUU/KSSS, Inc.
   ++10.26     Joint Sales Agreement dated as of December 15, 1995 among Pourtales Radio Partnership, Pourtales
               Holdings, Inc., Springs Radio, Inc., KVUU/KSSS, Inc. and Citadel Broadcasting Company
   ++10.27     Programming Affiliation Agreement dated as of April 14, 1993 by and between KOTY-FM, Inc. and KUJ
               Limited Partnership
   ++10.28     Asset Purchase Agreement dated as of December 8, 1995 among Valley Broadcasting, Inc., Meridien
               Wireless, Inc. and Triathlon Broadcasting Company
   ++10.29     Asset Purchase Agreement dated as of December 8, 1995 by and between 93.3, Inc. and Triathlon
               Broadcasting Company
   ++10.30     Asset Purchase Agreement dated as of September 5, 1995 by and between Rock Steady, Inc. and Lincoln
               Radio Acquisition Corp.
   ++10.31     Joint Selling Agreement dated as of January 29, 1996 by and between Rock Steady, Inc. and Lincoln
               Radio Acquisition Corp.
   ++10.32     Asset Purchase Agreement dated as of February 8, 1996 by and between Sterling Realty Organization
               Co. and Triathlon Broadcasting Company
   ++10.33     Asset Purchase Agreement dated as of February 21, 1996 by and between Silverado Broadcasting
               Company and Triathlon Broadcasting Company
   ++10.34     Sales Representation Agreement dated June 9, 1993 by and between Silverado Broadcasting Company and Lance International, Inc.
   ++10.35     Sales Representation Agreement dated as of October 1, 1993 by and between Silverado Broadcasting Company and Rook
               Broadcasting of Idaho, Inc.
   ++10.36     Asset Purchase Agreement dated as of February 8, 1996 among Southern Skies Corporation, Arkansas
               Skies Corporation, Triathlon Broadcasting of Little Rock, Inc. and Triathlon Broadcasting Company
   ++10.37     Letter agreement with respect to KOLL-FM dated January 17, 1996 by and between Triathlon Broadcasting Company and Multi-Market
               Radio, Inc.
   ++10.38     Amended and Restated Financial Consulting Agreement dated as of February 1, 1996 by and between
               Triathlon Broadcasting Company and Sillerman Communications Management Corporation
   ++10.39     Loan Agreement dated as of January 23, 1996 among AT&T Commercial Finance Corporation and
               Triathlon Broadcasting of Wichita, Inc., Wichita Acquisition Corp. and Triathlon Broadcasting of
               Lincoln, Inc.
   ++10.40     Letter from AT&T dated February 6, 1996
   ++10.41     First Amendment to Loan Agreement dated as of February 22, 1996 among AT&T Commercial Finance
               Corporation and Triathlon Broadcasting of Wichita, Inc., Wichita Acquisition Corp. and Triathlon
               Broadcasting of Lincoln, Inc.
   ++10.42     Security Agreement dated as of January 23, 1996 between Triathlon Broadcasting Company and AT&T
               Commercial Finance Corporation
   ++10.43     Guaranty dated as of January 23, 1996 by Triathlon Broadcasting
               Company to and with AT&T Commercial Finance Corporation
               relating to $3.5 million term loan

                                                             60










   ++10.44     Guaranty dated as of January 23, 1996 by Triathlon Broadcasting
               Company to and with AT&T Commercial Finance Corporation
               relating to $5.5 million term loan
   ++10.45     Pledge Agreement dated January 23, 1996 from Triathlon Broadcasting Company to AT&T Commercial
               Finance Corporation
   ++10.46     Stock Purchase Warrant dated as of September 15, 1993 between Rook Broadcasting of Idaho, Inc. and
               Silverado Broadcasting Company
   ++10.47     Put and Call Agreement effective as of September 15, 1993 between Silverado Broadcasting Company and Rook Broadcasting of Idaho, Inc.
   ++10.48     Time Brokerage Agreement dated as of February 21, 1996 by and between Triathlon Broadcasting
               Company and Silverado Broadcasting Company
   ++10.49     Letter Agreement dated February 21, 1996 amending the Amended and Restated Financial Consulting
               Agreement
   ++10.50     Form of Cash-only Stock Appreciation Rights Agreement dated October 30, 1995 by and between
               Triathlon Broadcasting Company and Jeffrey Leiderman
   ++10.51     Form of Cash-only Stock Appreciation Rights Agreement dated October 30, 1995 by and between
               Triathlon Broadcasting Company and Frank E. Barnes III
   ++10.52     Form of stock option agreement issued pursuant to the 1995 Stock Option Plan to each of Norman Feuer,
               John D. Miller, Dennis R. Ciapura, Radio Investors, Inc., Radio Analysis Associates and Sillerman
               Communications Management Corporation
   ++10.53     Form of Cash-only Stock Appreciation Rights Agreements dated January 31, 1996 by and between
               Triathlon Broadcasting Company and Jeffrey Leiderman
   ++10.54     Form of Cash-only Stock Appreciation Rights Agreements dated January 31, 1996 by and between
               Triathlon Broadcasting Company and Frank E. Barnes III
   ++10.55     Assignment dated February 21, 1996 from Silverado Broadcasting Company to Triathlon Broadcasting
               Company
     10.56     Letter agreement dated May 21, 1996 between Sillerman Communications Management Corporation and
               Triathlon Broadcasting Company
        21     List of subsidiaries of the Company


+ Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-94316) as amended, originally filed with the Securities and Exchange Commission on July 6, 1995.

++ Incorporated by reference to the Registrant's Registration statement on Form SB-2 (File No. 333-1186) as amended, originally filed with the Securities and Exchange Commission on February 9, 1996.

                                                             61

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRIATHLON BROADCASTING COMPANY

Dated: June 21, 1996
                              By: /s/ NORMAN FEUER
                                  -------------------------------
                                  Norman Feuer
                                  President and Chief Executive Officer

          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                                   Title                                    Date

 /s/ John D. Miller                                   Chairman of the Board of Directors                 June 21, 1996
 ------------------------------------------
    John D. Miller

 /s/ Norman Feuer                                     President, Chief Executive Officer and             June 21, 1996
 ------------------------------------------           Director (Principal Executive Officer)
   Norman Feuer

 /s/ Kevin H. Rich                                    Treasurer and Chief Financial Officer              June 21, 1996
 ------------------------------------------          (Principal Financial and Accounting Officer)
   Kevin H. Rich

 /s/ Frank E. Barnes III                              Director                                           June 21, 1996
 ------------------------------------------
   Frank E. Barnes III

 /s/ Dennis R. Ciapura                                Director                                           June 21, 1996
 ------------------------------------------
   Dennis R. Ciapura

 /s/ Jeffrey Leiderman                                Director                                           June 21, 1996
 ------------------------------------------
   Jeffrey Leiderman
