Form 10KSB/A
period 1996-03-31
TRIATHLON BROADCASTING CO
filed 1996-06-28
CIK 947718

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                                                             60










   ++10.44     Guaranty dated as of January 23, 1996 by Triathlon Broadcasting
               Company to and with AT&T Commercial Finance Corporation
               relating to $5.5 million term loan
   ++10.45     Pledge Agreement dated January 23, 1996 from Triathlon Broadcasting Company to AT&T Commercial
               Finance Corporation
   ++10.46     Stock Purchase Warrant dated as of September 15, 1993 between Rook Broadcasting of Idaho, Inc. and
               Silverado Broadcasting Company
   ++10.47     Put and Call Agreement effective as of September 15, 1993 between Silverado Broadcasting Company and Rook Broadcasting of Idaho, Inc.
   ++10.48     Time Brokerage Agreement dated as of February 21, 1996 by and between Triathlon Broadcasting
               Company and Silverado Broadcasting Company
   ++10.49     Letter Agreement dated February 21, 1996 amending the Amended and Restated Financial Consulting
               Agreement
   ++10.50     Form of Cash-only Stock Appreciation Rights Agreement dated October 30, 1995 by and between
               Triathlon Broadcasting Company and Jeffrey Leiderman
   ++10.51     Form of Cash-only Stock Appreciation Rights Agreement dated October 30, 1995 by and between
               Triathlon Broadcasting Company and Frank E. Barnes III
   ++10.52     Form of stock option agreement issued pursuant to the 1995 Stock Option Plan to each of Norman Feuer,
               John D. Miller, Dennis R. Ciapura, Radio Investors, Inc., Radio Analysis Associates and Sillerman
               Communications Management Corporation
   ++10.53     Form of Cash-only Stock Appreciation Rights Agreements dated January 31, 1996 by and between
               Triathlon Broadcasting Company and Jeffrey Leiderman
   ++10.54     Form of Cash-only Stock Appreciation Rights Agreements dated January 31, 1996 by and between
               Triathlon Broadcasting Company and Frank E. Barnes III
   ++10.55     Assignment dated February 21, 1996 from Silverado Broadcasting Company to Triathlon Broadcasting
               Company
  +++10.56     Letter agreement dated May 21, 1996 between Sillerman Communications Management Corporation and
               Triathlon Broadcasting Company
  +++   21     List of subsidiaries of the Company
        27     Financial Data Schedule


+ Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-94316) as amended, originally filed with the Securities and Exchange Commission on July 6, 1995.

++ Incorporated by reference to the Registrant's Registration statement on Form SB-2 (File No. 333-1186) as amended, originally filed with the Securities and Exchange Commission on February 9, 1996.

+++ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on June 24, 1996.

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRIATHLON BROADCASTING COMPANY

Dated: June 28, 1996
                              By: /s/ NORMAN FEUER
                                  -------------------------------
                                  Norman Feuer
                                  President and Chief Executive Officer