Form 10-Q
period 1996-06-30
TRIATHLON BROADCASTING CO
filed 1996-08-14
CIK 947718

FORM 10-QSB
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                      TO
                               --------------------    --------------------

Commission File Number 0-26530


                        TRIATHLON BROADCASTING COMPANY
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


              DELAWARE                                       33-0668235
    (State or other jurisdiction                           (IRS Employer
  of incorporation or organization)                     Identification No.)


                                Symphony Towers
                           750 B Street, Suite 1920
                              San Diego, CA 92101
                   (Address of principal executive offices)

                                (619) 239-4242
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS


The number of shares of the Company's common equity outstanding as of August 14, 1996 is: 3,102,344 shares of Class A Common Stock, par value $.01 per share; 244,890 shares of Class B Common Stock, par value $.01 per share; 50,000 shares of Class C Common Stock, par value $.01 per share; 1,444,366 shares of Class D Common Stock, par value $.01 per share; and 5,834,000 Depository Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, par value $.01 per share.

Transitional Small Business Disclosure Format. Yes [ ] No [x]

                        TRIATHLON BROADCASTING COMPANY
                                  FORM 10-QSB
                                     INDEX



                                                                                 Page
                                                                                 ----
PART I-FINANCIAL INFORMATION
- ----------------------------

Item 1.  Financial Statements
- -------  --------------------
         Condensed consolidated balance sheets -June 30, 1996 (unaudited)
         and March 31, 1996                                                        3
         Condensed consolidated statements of operations - Three months
         ended June 30, 1996 and 1995 (unaudited)                                  4
         Condensed consolidated statements of cash flows - Three months
         ended June 30, 1996 and 1995 (unaudited)                                  5
         Condensed consolidated statements of stockholders' equity -Three months
         ended June 30, 1996 (unaudited)                                           6
         Notes to condensed consolidated financial statements                      7

Item 2.  Management's Discussion and Analysis or Plan of Operation                10
- -------  ---------------------------------------------------------

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                        14
- -------  ---------------------------------

PART  I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)


                                                                 June 30,        March 31,
                                                                   1996            1996
                                                                 --------        --------
                                                                (unaudited)       (Note)
ASSETS
- ------
Current Assets
       Cash and cash equivalents                                 $ 14,059        $ 36,845
       Accounts receivable, net                                     3,482           1,394
       Notes receivable from officer                                   25              50
       Other current assets                                           764              88
                                                                 --------        --------
                Total Current Assets                               18,330          38,377

Property and equipment - less accumulated depreciation              4,853           2,809
Intangible assets, net of accumulated amortization                 42,400          19,339
Other assets, principally deposits for station acquisitions         7,149           8,856
                                                                 --------        --------
                                                                 $ 72,732        $ 69,381
                                                                 ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities
       Due to affiliates                                         $  1,792        $  4,270
       Accounts payable and accrued expenses                        2,428           1,520
       Other current liabilities                                      105              27
                                                                 --------        --------
                 Total Current Liabilities                          4,325           5,817

Deferred taxes                                                      2,502           2,502

Stockholders' Equity
      Preferred Stock                                                  12              11
      Common Stock                                                     48              48
      Paid-in-capital                                              67,305          62,370
      Accumulated deficit                                          (1,460)         (1,367)
                                                                 --------        --------
                                                                   65,905          61,062
                                                                 --------        --------
                                                                 $ 72,732        $ 69,381
                                                                 ========        ========

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)



                                                                           Three Months Ended June 30,
                                                                           ---------------------------
                                                                              1996             1995
                                                                           ----------       ----------
Net revenues                                                                $  4,526
                                                                           ----------
Operating expenses
       Station operating expenses                                              3,233
       Depreciation and amortization                                             333
       Corporate, general and administrative expenses                            491
       Deferred compensation                                                     113
                                                                           ----------
               Total operating expenses                                        4,170
                                                                           ----------

Operating income                                                                 356
Interest expense - net                                                           449        $      8
                                                                           ----------       ----------
Net loss                                                                         (93)             (8)
Preferred stock dividend requirement                                           1,346               -
                                                                           ----------       ----------
Net loss applicable to common stock                                        $  (1,439)       $     (8)
                                                                           ==========       ==========
Net loss per common share                                                  $    (.30)       $   (.02)
                                                                           ==========       ==========
Weighted average common shares outstanding                                     4,842             490




    See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                                       Three Months Ended June 30,
                                                                     -------------------------------
                                                                         1996               1995
                                                                     ------------       ------------
Cash used in operations                                                $ (3,157)

Investing activities
         Acquisition of net assets of radio stations                    (23,990)
         Capital expenditures                                                (8)
         Deposits on radio station acquisitions                            (165)
                                                                     ------------
                                                                        (24,163)
Financing activities
        Net proceeds from sale of preferred stock                         6,248
        Preferred stock dividends                                        (1,714)
                                                                          4,534

Net decrease in cash and cash equivalents                               (22,786)
Cash and cash equivalents at April 1, 1996                               36,845
                                                                     ------------
Cash and cash equivalents at June 30, 1996                             $ 14,059
                                                                     ============
Supplemental cash flow information:
        Cash paid for interest                                         $    190
                                                                     ============
        Cash paid for taxes                                            $     35
                                                                     ============
Non-cash operating and financing activities:
     Restricted cash transferred by SCMC in exchange
       for issuance of Common Stock and Liability                                        $ 765,000
                                                                                        ============
Conversion of Liability to Radio Investors, Inc. into:
     Note Payable                                                                        $ 515,000
     Common Stock                                                                          247,551
                                                                                        ------------
                                                                                         $ 762,551
                                                                                        ============




    See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       THREE MONTHS ENDED JUNE 30, 1996
                                (in thousands)
                                  (unaudited)


                                 Series B    Mandatory
                                Convertible Convertible  Class A  Class B  Class C   Class D                            Total
                                 Preferred   Preferred   Common   Common   Common    Common   Paid-In  Accumulated  Stockholders'
                                   Stock       Stock      Stock    Stock    Stock     Stock   Capital    Deficit       Equity
                                   -----       -----      -----    -----    -----     -----   -------    -------      --------


Balances at March 31, 1996           $6         $5        $28       $2        $4       $14    $62,370    $(1,367)     $61,062

Issuance of 63 shares of Mandatory
  Convertible Preferred Stock                    1                                              6,247                   6,248

Issuance of 317 shares of Class A
  Common Stock upon conversion
  of Class C Common Stock on a
  one-for-one basis                                         3                (3)

Deferred compensation                                                                              34                      34

Dividends on Mandatory
 Convertible Preferred Stock                                                                   (1,346)                 (1,346)

Net loss                                                                                                     (93)         (93)
                                   -----       -----      -----    -----    -----     -----   -------    -------      --------

Balance at June 30, 1996             $6         $6        $31       $2        $1       $14    $67,305    $(1,460)     $65,905
                                   =====       =====      =====    =====    =====      ====   =======    =======      =======


    See accompanying notes to condensed consolidated financial statements.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triathlon Broadcasting Company ("Company") annual report on Form 10-KSB for the year ended March 31, 1996. The condensed consolidated financial statements include the amounts of the Company and its wholly owned subsidiaries.

The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's fourth fiscal quarter (first calendar quarter) generally produces the lowest revenues for the year and the third fiscal quarter (fourth calendar quarter) generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

NOTE 2 - MANDATORY CONVERTIBLE PREFERRED STOCK

In March 1996, the Company completed an offering of 5,834,000 Depositary Shares, including the exercise of the underwriters' over-allotment in April 1996, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock ( "Preferred Stock") at a price of $10.50 per share ("Preferred Stock Offering"). The Company's net proceeds from the Preferred Stock Offering was approximately $55,700,000.

NOTE 3- ACQUISITIONS

The Company did not commence radio station ownership and operations until September 13, 1995. As of August 12, 1996, the Company owns and operates, sells advertising pursuant to Joint Sales Agreements ("JSAs") or provide programming and sells advertising pursuant to Local Marketing Agreements ("LMAs") on 21 FM and 10 AM radio stations in the following seven markets:
Wichita, Kansas; Lincoln, Nebraska; Omaha, Nebraska; Little Rock, Arkansas; Colorado Springs, Colorado; Spokane, Washington; and Tri-Cities, Washington.

Stations Owned and Operated. In September 1995, the Company acquired radio stations KRBB-FM, KXLK-FM, KFH-AM, and KQAM-AM, each operating in the Wichita, Kansas market, for an aggregate purchase price of $5.9 million. On January 24, 1996, the Company acquired radio stations KZKX-FM and KTGL-FM, each operating in the Lincoln, Nebraska market, for an aggregate purchase price of approximately $9.7 million.

On April 10, 1996, the Company acquired the assets of KRRK-FM, operating in the Omaha, Nebraska market, from 93.3 Inc. for a purchase price of $2.7 million, and the assets of KXKT-FM from Valley Broadcasting

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Inc., also operating in the Omaha market, for a purchase price of $8.1 million creating a duopoly in this market. Also in April 1996, the Company acquired from Sterling Realty Organization Co. the assets of KALE-AM and KIOK-FM, each operating in the Tri-Cities, Washington market, for an aggregate purchase price of $1.2 million.

On May 15, 1996, the Company acquired the assets of KISC-FM, KNFR-FM and KAQQ-AM, each operating in the Spokane, Washington market, from Silverado Broadcasting Company, Inc., for an aggregate purchase price of approximately $8.75 million (the "Silverado Acquisition"). The Company had been providing programming and selling advertising on these stations since March 1, 1996, pursuant to an LMA. In connection with the Silverado Acquisition, the Company also assumed Silverado's rights and obligations under two JSAs for KNJY-FM and KCDA-FM operating in the Spokane market. Pursuant to these JSAs, the Company pays to the station owners a fee determined pursuant to formulas based on net collected revenues.

In June 1996, the Company acquired KIBZ-FM, KKNB-FM and KHAT-AM from Rock Steady, Inc., each operating in Lincoln, Nebraska, for an aggregate purchase price of $3.3 million. The Company, since January 29, 1996, had been selling advertising on KIBZ-FM and KKNB-FM pursuant to a JSA. The JSA terminated upon the acquisition.

Stations Under JSA or LMA. Pursuant to a JSA entered into in September 1995, the Company began selling advertising on a third FM radio station in the Wichita market, KEYN-FM. The JSA is for a term of 5 years or until the purchase of KEYN-FM by the Company, whichever is earlier. The Company retains all of the revenue it receives from the sale of advertising time less a monthly payment to the owner.

On January 15, 1996, the Company entered into an agreement to acquire from Pourtales Radio Partnership, for an aggregate purchase price of $22.5 million, radio stations KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM each operating in the Colorado Springs, Colorado market (collectively, the "Colorado Springs Stations"), radio stations KEYF-AM/FM, KUDY-AM and KKZX-FM each operating in the Spokane, Washington market (collectively, the "Spokane Stations") and radio stations KEGX-FM and KTCR-AM , each operating in the Tri-Cities, Washington market (collectively, the "Tri-Cities Stations"), and to assume an LMA on July 1, 1996 for radio station KNLT-FM, also operating in the Tri-Cities, Washington market (the "Pourtales Acquisition"). In connection with the Pourtales Acquisition, the Company made a non-refundable deposit in the form of an irrevocable stand-by letter of credit in the amount of $925,000, and made further non-refundable deposits in the aggregate amount of $2 million. The Company has also entered into an LMA to provide programming on the Colorado Springs Stations and Spokane Stations ("Colorado Springs/Spokane LMA") until the Pourtales Acquisition is consummated. The additional $2 million deposit is being recorded as a financing expense by the Company during the period of the Colorado Springs/Spokane LMA. Additionally, to take advantage of certain synergies in these markets the Company entered into a JSA with Citadel Broadcasting Company with respect to the stations subject to the Colorado Springs/Spokane LMA whereby Citadel sells advertising time on these stations and shares the Broadcast Cash Flow with the Company. Further, on July 1, 1996, the Company began selling advertising on and providing programming to the Tri-Cities Stations pursuant to an LMA until the Pourtales Acquisition is consummated.

In March 1996, the Company and Multi-Market Radio, Inc. ("MMR"), an affiliate, entered into an LMA pursuant to which the Company provides programming and sells advertising on KOLL-FM, which operates in the Little Rock, Arkansas market, pending the consummation of the acquisition of the station by the

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Company. In July 1996, the Company entered into an agreement with MMR to purchase KOLL-FM for a purchase price of $4.1 million, based on an independent valuation. In connection with entering into the LMA, the Company made a payment of $3.5 million to MMR which will be credited towards the purchase price of the station. The Company expects to complete the acquisition during the quarter ended September 30, 1996.

Additional Stations to be Acquired. On February 8, 1996, the Company entered into an agreement with Southern Skies Corporation and its affiliate Arkansas Skies Corporation (collectively, "Southern Skies") to acquire KZSN-FM and KZSN-AM, and KSSN-FM and KMVK-FM, respectively, for an aggregate purchase price of $24.5 million (the "Southern Skies Acquisition"). A portion of the purchase price of the Southern Skies Acquisition equal to $.5 million will be paid by delivery of 46,189 shares of Class A Common Stock and the Company has granted registration rights to Southern Skies with respect to such shares. In addition, $750,000 of such purchase price will be paid over five years in consideration for one of the principals entering into a non-competition agreement. The Company has provided a deposit in the form of a letter of credit in the amount of approximately $1.2 million. Assuming completion of the above described pending acquisitions, the Company will own 4 FM and 3 AM stations in the Wichita market and 3 FM in the Little Rock market.

NOTE 4 - FEDERAL INCOME TAXES

No provision for income taxes has been reflected in the Statements of Operations for the three month periods ended June 30, 1996 and 1995, in accordance with FAS 109, Accounting for Income Taxes.

NOTE 5 - LOSS PER COMMON SHARE

Loss per common share is based upon the net loss applicable to common shares which is net of preferred dividends and upon the weighted average of common shares outstanding during the period. The conversion of securities convertible into common stock and the exercise of stock options were not assumed in the calculation of loss per common share because the effect would be antidilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


INTRODUCTION

The Company currently owns and operates, provides programming to or sells advertising on 21 FM and 10 AM radio stations in seven markets: Wichita, Kansas; Lincoln, Nebraska; Omaha, Nebraska; Little Rock, Arkansas; Colorado Springs, Colorado; Tri-Cities, Washington and Spokane, Washington. In addition, the Company has pending acquisitions (described in Note 2 to the Condensed Consolidated Financial Statements) subject to FCC approval. Assuming the consummation of each of the acquisitions, the Company will own or operate 35 radio stations in the following seven markets:


                                               Number of
                                                Stations
                               Number of     Presently Under   Additional
                                Stations       LMA or JSA       Number of
                               Presently     Which Will Be   Stations To Be       Stations        Total Number
                                 Owned         Acquired         Acquired      Under LMA or JSA     of Stations
                                 -----         --------         --------      ----------------     -----------
  Market                       AM     FM      AM      FM       AM       FM       AM      FM         AM     FM
                               --     --      --      --       --       --       --      --         --     --
Wichita, Kansas..........       2      2      --       1        1        1       --      --          3      4
Lincoln, Nebraska........       1(1)   4      --      --       --       --       --      --          1      4
Omaha, Nebraska..........      --      2      --      --       --       --       --      --         --      2
Colorado Springs, Colorado     --     --       2       2       --       --       --      --          2      2
Tri-Cities, Washington          1      1       1(2)    1(2)    --       --       --       1(3)       2      3
Spokane, Washington......       1      2       2       2       --       --       --       2          3      6
Little Rock, Arkansas....      --     --      --       1       --        2       --      --         --      3
                               --     --      --      --       --       --       --      --         --     --
Total....................       5     11       5       7        1        3       --       3         11     24
                               ==     ==      ==      ==       ==       ==       ==      ==         ==     ==

(1) KHAT-AM is not currently operating and the Company is exploring options for the FCC License for this station.
(2) The Company began operating KEGX-FM and KTCR-AM pursuant to an LMA agreement on July 1, 1996. The Company will acquire these stations in the event Pourtales is unable to sell them to a third party.
(3) The Company began operating KNLT-FM pursuant to an LMA on July 1, 1996.

The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. Broadcast Cash Flow is defined as net revenues less station operating expenses and excludes depreciation, amortization and corporate and non-cash compensation expenses. Broadcast Cash Flow, although not calculated in accordance with generally accepted accounting principles ("GAAP"), is widely used in the broadcasting industry as a measure of a radio broadcasting company's operating performance. Broadcast Cash Flow is not an alternative to operating income, net income or net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity which is calculated in accordance with GAAP. The primary source of the Company's revenues is from the sale of radio advertising time. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenses. The Company strives to control these expenses by working closely with local station management.

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

The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's fourth fiscal quarter (first calendar quarter) generally produces the lowest revenues for the year and the third fiscal quarter (fourth calendar quarter) generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

The Company may experience continuing net losses due to anticipated high levels of depreciation and amortization arising from the acquisitions as well as interest expense arising under the Proposed Credit Agreement (as defined herein) and any future borrowings resulting from station acquisitions and financing therefor.

RESULTS OF OPERATIONS

The Company did not commence radio broadcast operations until September 13, 1995. The same station pro forma comparisons described below compare the Company's results of operations for the stations owned and operated at June 30, 1996 as if such stations were owned for the three months ended June 30,1996 and 1995.

Net revenues (total revenues less agency commissions) for the three months ended June 30, 1996 were $4,526,000. On a same station basis, pro forma net revenues decreased 4.5 % to $5,586,000 for the 1996 period from $5,847,000 for the three months ended June 30, 1995. The decrease was principally attributable to decreased advertising at three stations as a result of adjustments to the programming format instituted by the Company. The format changes were instituted during the 1996 quarter to better position the Stations for future growth.

Station operating expenses for the three months ended June 30, 1996 was $3,233,000. On a same station basis, pro forma station operating expenses decreased 2.5% to $4,026,000 for 1996 from $4,129,000 for the three month period ended June 30,1995. As the Company only took control of some of the stations in the 1996 quarter, the benefits of the Company's cost reduction programs and efficiencies of combined operations in the markets served have not been fully implemented.

Broadcast Cash Flow for the three month period ended June 30, 1996 was $1,293,000 with a Broadcast Cash Flow Margin (broadcast cash flow as a percentage of net revenues) of 28.6%. On a same station basis, pro forma Broadcast Cash Flow decreased 9.2% to $1,560,000 for the three month period ended June 30, 1996 from $1,718,000 for the 1995 period principally as a result of the revenue reduction mentioned above.

Depreciation and amortization expenses for the three month period ended June 30, 1996 was $333,000.

Corporate, general and administrative expenses consisting primarily of officer's salary, professional fees and expenses and office expenses for the 1996 three month period were $491,000.

The Company recorded deferred compensation expense of $113,000. This recurring expense, not currently affecting cash flow, is related to stock options and stock appreciation rights granted to officers, directors and advisors in the prior year.

Operating income (net revenues less total operating expenses) for the three month period ended June 30, 1996 was $356,000.

Net interest expense for the 1996 period was $449,000, principally financing costs as a result of delays in closing on certain acquisitions, net of interest income of $236,000 from the Company's investment of idle cash which will be used to complete the Southern Skies Acquisition and the Pourtales Acquisition.

Net loss for the three months ended June 30, 1996 was $93,000. Net loss applicable to common stock for this period was $1,439,000 after the provision for the preferred stock dividend requirement of $1,346,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of funds has been the net proceeds from the Initial Public Offering of approximately $12,900,000, a $9,000,000 credit agreement from AT&T Commercial Finance Corporation (the "Credit Agreement") and net proceeds from the Preferred Stock Offering, of approximately $55,700,000. The cost of the acquisitions completed through June 30, 1996 of approximately $45,929,000, including deposits in connection with the pending acquisitions, were financed with the proceeds from the Company's Initial Public Offering and the Preferred Stock Offering. Amounts borrowed under the Credit Agreement for acquisitions were also repaid with proceeds from the Preferred Stock Offering.

Cash flow used in operating activities for the three months ended June 30, 1996 totaled $3,157,000. Cash flow used for investing activities for the period of $24,163,000 related to acquisitions and deposits and other costs of pending transactions. Cash flow provided by financing activities for the Company totaled $4,534,000 and related primarily to the proceeds of the over-allotment from the Preferred Stock Offering reduced by the first quarterly payment of dividends to the preferred holders.

The Company has received a commitment letter from AT&T for a proposed credit agreement (the "Proposed Credit Agreement") of up to $40,000,000 which will be used to fund a portion of the purchase price of the Southern Skies Acquisition and the Pourtales Acquisition. Pursuant to the proposal, the amount of funding available under the Proposed Credit Agreement will be limited to an amount, which equals 5.5 times the combined historical 12-month trailing EBITDA (defined as earnings before interest, taxes depreciation and amortization). The calculation of such EBITDA is made on a pro forma basis which includes the trailing 12 month operating cash flow of the stations currently owned and/or operated by the Company and the stations subject to the Acquisitions. There can be no assurance that the Company will be able to enter into the Proposed Credit Agreement or that the stations will achieve the requisite cash flow levels required thereunder to obtain the financing necessary to fund the pending acquisitions. In the event the Company does not enter into the Proposed Credit Agreement there can be no assurance it will otherwise be able to obtain the financing necessary to consummate the Pourtales Acquisition and the Southern Skies Acquisition.

The Company believes that cash flows from operations, borrowings under the Proposed Credit Agreement and existing funds will be sufficient to meet the Company's current cash requirements. However, under the terms of the Proposed Credit Agreement, if entered into, there is no assurance that the Company will be able to borrow enough to fund its pending acquisitions. In addition, as anticipated, current dividend payments on the Preferred Stock have been and will be made out of the remaining proceeds of the Preferred Stock Offering and/or the Proposed Credit Agreement. In order to fund future dividend payments from operating income, the Company will have to improve the operating results of its current radio stations and those to be acquired in the pending acquisitions. The Company's ability to make these improvements will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

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

PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

10.1 Asset Purchase Agreement dated as of July 15, 1996 between Triathlon Broadcasting of Little Rock, Inc. and Southern Starr of Arkansas, Inc.

REPORTS ON FORM 8-K

A report on Form 8-K was filed on June 21, 1996 under Item 5 thereof (other events) to disclose the acquisition from Rock Steady, Inc. of radio stations KIBZ-FM, KKNB-FM and KHAT-AM, each operating in Lincoln, Nebraska, for an aggregate purchase price of $3.3 million.

                        TRIATHLON BROADCASTING COMPANY

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  TRIATHLON BROADCASTING COMPANY

Dated: August 12, 1996
                                  By: /s/ Norman Feuer
                                     ----------------------------------------
                                     Norman Feuer
                                     Chief Executive Officer, Chief Financial
                                     Officer and Treasurer