Form 10QSB
period 1996-09-30
TRIATHLON BROADCASTING CO
filed 1996-11-14
CIK 947718

FORM 10-QSB
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



  X        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----      ACT OF 1934

For the quarterly period ended September 30, 1996

_____      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________________

Commission File Number 0-26530


                         TRIATHLON BROADCASTING COMPANY
       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                    33-0668235
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                    Identification No.)


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


The number of shares of the Company's equity outstanding as of November 14, 1996 is: 3,102,344 shares of Class A Common Stock, par value $.01 per share; 244,890 shares of Class B Common Stock, par value $.01 per share; 50,000 shares of Class C Common Stock, par value $.01 per share; 1,444,366 shares of Class D Common Stock, par value $.01 per share; and 5,834,000 Depository Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, par value $.01 per share.

Transitional Small Business Disclosure Format.  Yes [ ]   No  [X]

                         TRIATHLON BROADCASTING COMPANY
                                  FORM 10-QSB
                                     INDEX


Page


PART I-FINANCIAL INFORMATION

Item 1.         Financial Statements
-------         --------------------

                Condensed consolidated balance sheets - September 30, 1996 (unaudited)
                   and March 31, 1996                                                                  3
                Condensed consolidated statements of operations - Three and six months
                   ended September 30, 1996 and 1995 (unaudited)                                       4
                Condensed consolidated statements of cash flows - Six months
                   ended September 30, 1996 and 1995 (unaudited)                                       5
                Condensed consolidated statements of stockholders' equity -Six months
                   ended September 30, 1996 (unaudited)                                                6
                Notes to condensed consolidated financial statements                                   7


Item 2.         Management's Discussion and Analysis or Plan of Operation                             11
-------         ---------------------------------------------------------


PART II - OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security Holders                                   17
-------         ---------------------------------------------------

Item 5.         Other Information                                                                     19
-------         -----------------

Item 6.         Exhibits and Reports on Form 8-K.                                                     20
-------         ---------------------------------





PART  I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                           TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                            (in thousands)

                                                                                    September 30,                       March 31,
                                                                                         1996                             1996
                                                                                     (unaudited)                         (Note)
ASSETS
Current Assets
       Cash and cash equivalents                                                        $ 12,783                         $ 36,845
       Accounts receivable, net                                                            4,120                            1,394
       Notes receivable from officer                                                          50                               50
       Other current assets                                                                  758                               88
                                                                                     -----------                     ------------
                Total Current Assets                                                      17,711                           38,377

Property and equipment - less accumulated depreciation                                     5,334                            2,809
Intangible assets, net of accumulated amortization                                        41,408                           19,339
Other assets, principally deposits for station acquisitions                                7,215                            8,856
                                                                                      ----------                       ----------
                                                                                        $ 71,668                         $ 69,381
                                                                                        ========                         ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Due to affiliates                                                              $      613                        $   4,270
       Accounts payable and accrued expenses                                               2,734                            1,520
                                                                                      ----------                       ----------
                        Total Current Liabilities                                          3,347                            5,790

Deferred taxes                                                                             2,502                            2,502
Deferred compensation                                                                        129                               27

Stockholders' Equity
      Preferred Stock                                                                         12                               11
      Common Stock                                                                            48                               48
      Paid-in-capital                                                                     66,784                           62,370
      Accumulated deficit                                                                (1,154)                           (1,367)
                                                                                     ----------                        ----------
                                                                                          65,690                           61,062
                                                                                       ---------                        ---------
                                                                                        $ 71,668                         $ 69,381
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


                                                  TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (in thousands, except per share amounts)
                                                                    (unaudited)

                                            Three Months Ended     Six Months Ended September 30,
                                               September 30,
                                              1996        1995          1996        1995

Net revenues ..........................     $ 5,424      $   135      $ 9,950      $   135
                                            -------      -------      -------      -------
Operating expenses
       Station operating expenses .....       3,795          119      $ 7,028          119
       Depreciation and amortization ..         427           36          760           36
       Corporate expenses .............         311           24          802           24
       Deferred compensation ..........         113           81          226           81
                                            -------      -------      -------      -------

               Total operating expenses       4,646          260        8,816          260
                                            -------      -------      -------      -------

Operating income ......................         778         (125)       1,134         (125)
Interest expense - net ................         418            5          867           12
                                            -------      -------      -------      -------
Income (loss) before income taxes .....         360         (130)         267         (137)
Provision for income taxes ............          54         --             54         --
                                            -------      -------      -------      -------
Net income (loss) .....................         306         (130)         213         (137)
Preferred stock dividend requirement ..       1,378         --          2,724         --
                                            -------      -------      -------      -------
Net loss applicable to common stock ...     $(1,072)     $  (130)     $(2,511)     $  (137)
                                            =======      =======      =======      =======

Net loss per common share .............     $  (.22)     $ (0.05)     $ (0.52)     $ (0.10)
                                            =======      =======      =======      =======

Weighted average common shares
    outstanding .......................       4,842        2,417        4,842        1,331



     See accompanying notes to condensed consolidated financial statements.



                                                  TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  (in thousands)
                                                                    (unaudited)


                                                         Six Months Ended September 30,

                                                              1996             1995
                                                          ------------      ----------
Cash (used in)/provided by operations ..............        $ (3,059)        $    107
Investing activities
         Acquisition of net assets of radio stations         (24,389)          (6,770)
         Capital expenditures ......................            (628)            --
         Deposits on radio station acquisitions ....            (277)            --
                                                            --------         --------
                                                             (25,294)          (6,770)
Financing activities
        Net proceeds from sale of preferred stock ..           7,015             --
        Preferred stock dividends ..................          (2,724)            --
        Net proceeds from initial public offering ..            --             11,387
                                                            --------         --------
                                                               4,291           11,387

Net (decrease)/increase in cash and cash equivalents         (24,062)           4,724
Cash and cash equivalents at April 1, 1996 .........          36,845             --
                                                            --------         --------
Cash and cash equivalents at September 30, 1996 ....        $ 12,783         $  4,724
                                                            ========         ========

Supplemental cash flow information:
        Cash paid for interest                              $    293
                                                            ========
        Cash paid for taxes                                 $     35
                                                            ========

Non-cash operating and financing activities:
      Restricted cash transferred by SCMC in exchange
      for issuance of Common Stock and Liability                             $    765
                                                                             ========

Conversion of Liability to Radio Investors, Inc. into:
      Note Payable                                                           $    515
      Common Stock                                                                247
                                                                             --------
                                                                             $    762
                                                                             ========



     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      SIX MONTHS ENDED SEPTEMBER 30, 1996
                                 (in thousands)
                                  (unaudited)




                                        Series B      Mandatory
                                       Convertible   Convertible    Class A    Class B     Class C    Class D
                                        Preferred     Preferred     Common     Common      Common     Common
                                          Stock         Stock        Stock      Stock       Stock      Stock
                                          -----         -----        -----      -----       -----      -----

Balances at March 31, 1996                 $6            $5          $28          $2         $4         $14

Issuance of 63 shares of Mandatory
   Convertible Preferred Stock                            1

Issuance of 317 shares of Class A
   Common Stock upon conversion
   of Class C Common Stock on a
   one-for-one basis                                                   3                    (3)

Deferred compensation

Dividends on Mandatory
 Convertible Preferred Stock
 Net income
                                         ----          ----        -----        ----       ----       -----


Balances at September 30, 1996             $6            $6          $31          $2         $1         $14
                                           ==            ==          ===          ==         ==         ===

                                                                              Total
                                               Paid-In    Accumulated     Stockholders'
                                               Capital      Deficit          Equity
                                               -------      -------          ------


Balances at March 31, 1996                      $62,370     $(1,367)          $61,062

Issuance of 63 shares of Mandatory                7,014                         7,015
   Convertible Preferred Stock

Issuance of 317 shares of Class A
   Common Stock upon conversion
   of Class C
   Common Stock on a
   one-for-one basis
                                                    124                          124
Deferred compensation

Dividends on Mandatory                          (2,724)                       (2,724)
 Convertible Preferred Stock                                    213              213
 Net income                                    -------     ---------       ----------


                                               $66,784       $(1,154)         $65,690
Balances at September 30, 1996                 =======       =======          =======




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

NOTE 2 - MANDATORY CONVERTIBLE PREFERRED STOCK

In March 1996, the Company completed an offering of 5,834,000 Depositary Shares, including the partial exercise of the underwriters' over-allotment in April 1996, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock (the "Preferred Stock") at a price of $10.50 per share (the "Preferred Stock Offering"). The Company's net proceeds from the Preferred Stock Offering was approximately $56,400,000.

NOTE 3- ACQUISITIONS

The Company did not commence radio station ownership and operations until September 13, 1995. As of September 30, 1996, the Company owns and operates, sells advertising pursuant to Joint Sales Agreements ("JSAs") or provided programming and sells advertising pursuant to Local Marketing Agreements ("LMAs") on 23 FM and 11 AM radio stations in the following seven markets:
Wichita, Kansas; Lincoln, Nebraska; Omaha, Nebraska; Little Rock, Arkansas; Colorado Springs, Colorado; Spokane, Washington; and Tri-Cities, Washington.

Stations Owned and Operated. In September 1995, the Company acquired radio stations KRBB(FM), KWSJ(FM), KFH-AM, and KQAM-AM, each operating in the Wichita, Kansas market, for an aggregate purchase price of $5.9 million. On January 24, 1996, the Company acquired radio stations KZKX(FM) and KTGL(FM), each operating in the Lincoln, Nebraska market, for an aggregate purchase price of approximately $9.7 million.

On April 10, 1996, the Company acquired the assets of KTNP(FM), operating in the Omaha, Nebraska market, from 93.3 Inc. for a purchase price of $2.7 million, and the assets of KXKT(FM) from Valley Broadcasting Inc., also operating in the Omaha market, for a purchase price of $8.1 million creating a duopoly in this market. Also in April 1996, the Company acquired from Sterling Realty Organization Co. the assets of KALE-AM and KIOK(FM), each operating in the Tri-Cities, Washington market, for an aggregate purchase price of $1.2 million.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements


On May 15, 1996, the Company acquired the assets of KISC(FM), KNFR(FM) and KAQQ-AM, each operating in the Spokane, Washington market, from Silverado Broadcasting Company, Inc., for an aggregate purchase price of approximately $8.75 million (the "Silverado Acquisition"). The Company had been providing programming and selling advertising on these stations since March 1, 1996, pursuant to an LMA. In connection with the Silverado Acquisition, the Company also assumed Silverado's rights and obligations under two JSAs for KNJY(FM) and KCDA(FM) operating in the Spokane market. Pursuant to these JSAs, the Company pays to the station owners a fee determined pursuant to formulas based on net collected revenues.

In June 1996, the Company acquired KIBZ(FM), KKNB(FM) and KHAT-AM from Rock Steady, Inc., each operating in Lincoln, Nebraska, for an aggregate purchase price of $3.3 million. The Company, since January 29, 1996, had been selling advertising on KIBZ(FM) and KKNB(FM) pursuant to a JSA. The JSA terminated upon the acquisition.

Stations Under JSA or LMA. Pursuant to a JSA entered into in September 1995, the Company began selling advertising on FM radio station in the Wichita market, KEYN(FM). The JSA is for a term of 5 years or until the closing of the Company's acquisition of KEYN(FM), whichever is earlier. The Company retains all of the revenue it receives from the sale of advertising time less a monthly payment to the owner.

On January 15, 1996, the Company entered into an agreement to acquire from Pourtales Radio Partnership, for an aggregate purchase price of $22.5 million, radio stations KVOR-AM, KSPZ(FM), KTWK-AM and KVUU(FM) each operating in the Colorado Springs, Colorado market (collectively, the "Colorado Springs Stations"), radio stations KEYF-AM/FM, KUDY-AM and KKZX(FM) each operating in the Spokane, Washington market (collectively, the "Spokane Stations") and radio stations KEGX(FM) and KTCR-AM , each operating in the Tri-Cities, Washington market (collectively, the "Tri-Cities Stations"), and to assume an LMA on July 1, 1996 for radio station KNLT(FM), also operating in the Tri-Cities, Washington market (the "Pourtales Acquisition"). In connection with the Pourtales Acquisition, the Company made a non-refundable deposit in the form of an irrevocable stand-by letter of credit in the amount of $925,000 and made further non-refundable deposits in the aggregate amount of $2 million. The Company has also entered into an LMA to provide programming on the Colorado Springs Stations and Spokane Stations ("Colorado Springs/Spokane LMA") until the Pourtales Acquisition is consummated. The additional $2 million deposit is being recorded as a financing expense by the Company during the period of the Colorado Springs/Spokane LMA. Additionally, to take advantage of certain synergies in these markets the Company entered into a JSA with Citadel Broadcasting Company with respect to the stations subject to the Colorado Springs/Spokane LMA whereby Citadel sells advertising time on these stations and shares the Broadcast Cash Flow with the Company. Further, on July 1, 1996, the Company began selling advertising on and providing programming to the Tri-Cities Stations pursuant to an LMA until the Pourtales Acquisition is consummated.

In March 1996, the Company and Multi-Market Radio, Inc. ("MMR"), an affiliate, entered into an LMA pursuant to which the Company provides programming and sells advertising on KOLL(FM), which operates in the Little Rock, Arkansas market, pending the consummation of the acquisition of the station by the Company. In July 1996, the Company entered into an agreement with MMR to purchase KOLL(FM) (the "MMR Acquisition") for a purchase price of $4.1 million, based on an independent valuation. In connection with entering into the LMA, the Company made a payment of $3.5 million to MMR which will be credited towards the purchase price of the station.

As of September 1, 1996, the Company began selling advertising on radio stations KKRD(FM), KRZZ(FM) and KNSS-AM operating in the Wichita, Kansas market pursuant to a JSA with SFX Broadcasting, Inc., an affiliate; for

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

a monthly fee which ranges from $75,000 per month to $100,000 per month, and an additional monthly payment of approximately $175,000 which is subject to adjustment based on the actual operating expenses of the stations (the "Wichita JSA"). The agreement has a ten-year term with an option by the Company to extend the agreement for an additional ten years upon payment of a $1.0 million fee to SFX prior to September 1, 2003. The agreement is subject to termination upon a "change of control" of the Company, as defined in the agreement. The Company has received a request from the Department of Justice to provide information regarding the agreement, and there can be no assurance that the Department of Justice will allow the Company to continue to provide services under the agreement.

Additional Stations to be Acquired. On February 8, 1996, the Company entered into an agreement with Southern Skies Corporation and its affiliate Arkansas Skies Corporation (collectively, "Southern Skies") to acquire radio stations KZSN(FM) and KZSN-AM, and KSSN(FM) and KMVK(FM) operating in the Wichita, Kansas and Little Rock, Arkansas markets, respectively, for an aggregate purchase price of $24.5 million (the "Southern Skies Acquisition"). A portion of the purchase price of the Southern Skies Acquisition equal to $.5 million will be paid by delivery of 46,189 shares of Class A Common Stock and the Company has granted registration rights to Southern Skies with respect to such shares. In addition, $750,000 of such purchase price will be paid over five years in consideration for one of the principals entering into a non-competition agreement. The Company has provided a deposit in the form of a letter of credit in the amount of approximately $1.2 million.

On October 17 , 1996, the Company entered into an agreement to acquire radio stations KGOR(FM) and KFAB-AM, both serving the Omaha, Nebraska market from American Radio Systems Corporation for $39 million (the "ARS Acquisition"). In addition to the two stations, the Company will acquire the exclusive Muzak franchise for the Omaha and Lincoln, Nebraska markets. The Company has provided a deposit in the form of a letter of credit in the amount of $2,000,000.

The Pourtales Acquisition, the MMR Acquisition, the Southern Skies Acquisition and the ARS Acquisition are hereafter referred to as the Pending Acquisitions. There can be no assurance that the Company will be able to consummate the Pending Acquisitions. The Company's cash on hand, anticipated cash from operations, and amounts which may be available under a proposed Credit Agreement will not be sufficient to fund all of the Pending Acquisitions. Each of these acquisitions is subject to a number of conditions, certain of which are beyond the Company's control. They are subject to the approval of the Federal Communications Commission. Additionally, the Federal Trade Commission and the Department of Justice (" Antitrust Agencies") have indicated their intention to review matters related to the concentration of ownership within markets even when the ownership in question is permitted under the provisions of the Telecommunication Act of 1996 (the "Recent Legislation"). While the Company believes that each of its Pending Acquisitions does not represent or result in an impermissible concentration of ownership, there can be no assurance that the Antitrust Agencies will not take a contrary position which could delay or prevent the consummation of any or all of the Pending Acquisitions or require the Company to restructure its ownership in the relevant market or markets.

NOTE 4 - INCOME TAXES

A provision for income taxes has been reflected in the Statements of Operations for the three and nine month periods ended September 30, 1996, in accordance with FAS 109, Accounting for Income Taxes.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements

NOTE 5 - LOSS PER COMMON SHARE

Loss per common share is based upon the net loss applicable to common shares which is net of preferred stock dividends and upon the weighted average of common shares outstanding during the period. The conversion of securities convertible into common stock and the exercise of stock options were not assumed in the calculation of loss per common share because the effect would be antidilutive.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the need for additional funds, consummation of the Pending Acquisitions, integration of the Company's acquisitions since it started operations, the ability of the Company to achieve certain costs savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes.

The Company currently owns and operates, provides programming to or sells advertising on 23 FM and 11 AM radio stations in seven markets: Wichita, Kansas; Lincoln, Nebraska; Omaha, Nebraska; Little Rock, Arkansas; Colorado Springs, Colorado; Tri-Cities, Washington and Spokane, Washington. In addition, the Company has pending acquisitions subject to FCC approval. Assuming the consummation of each of the acquisitions, the Company will own or operate 40 radio stations in the following seven markets:

                                                       Number of
                                                        Stations
                                     Number of       Presently Under       Additional
                                      Stations         LMA or JSA           Number of
                                      Presently       Which Will Be      Stations To Be          Stations          Total Number
                                        Owned           Acquired            Acquired         Under LMA or JSA       of Stations
   Market                            AM     FM       AM         FM        AM        FM         AM        FM           AM     FM
   ------                            --     --       --         --        --        --         --        --           --     --
Wichita, Kansas..............       2       2         --         1         1          1      1(2)         2(2)         4       6
Lincoln, Nebraska............       1(1)    4         --         --       --         --        --         --           1       4
Omaha, Nebraska..............       --      2         --         --        1          1        --         --           1       3
Colorado Springs, Colorado          --     --         2          2        --         --        --         --           2       2
Tri-Cities, Washington.......       1       1         1          1        --         --        --         1            2       3
Spokane, Washington..........       1       2         2          2        --         --        --         2            3       6
Little Rock, Arkansas........       --     --         --         1        --          2        --         --          --       3
                                    --     --         --         -        --          -        --         --          --       -
   Total.....................       5      11         5          7         2          4         1         5           13      27
                                    =      ==         =          =         =          =         =         =           ==      ==

(1) KHAT-AM is not currently operating and the Company is exploring options for the FCC License for this station.

(2) The Company began selling advertising on KKRD(FM), KRZZ(FM) and KNSS-AM pursuant to a JSA, effective September 1, 1996.

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

The radio broadcasting industry is highly competitive and the Company's stations are located in highly competitive markets. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. Each of the Company's stations competes for audience share and advertising revenue directly with other FM and AM radio stations, as well as with other media, within their respective markets. The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material and adverse effect on the Company's net revenues. Although the Company competes with other radio stations with comparable programming formats in most of its markets, if another station in the market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses. In addition, certain of the Company's stations compete, and in the future other stations may compete, with groups of stations in a market operated by a single operator. As a result of the Telecommunications Act of 1996 (the "Recent Legislation"), the radio broadcasting industry has become increasingly consolidated, resulting in the existence of radio broadcasting companies which are significantly larger, with greater financial resources, than the Company. Furthermore, the Recent Legislation will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase current audience ratings and advertising revenue market share. The Company's stations also compete with other advertising media such as newspapers, television, magazines, billboard advertising, transit advertising and direct mail advertising. Radio broadcasting is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting. The Company cannot predict the effect, if any of these new technologies may have on the radio broadcasting industry.

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

The Company may experience significant charges to results of operations as a results of charges anticipated high levels of depreciation and amortization arising from the acquisitions as well as interest expense arising under the Proposed Credit Agreement (as defined herein) and any future borrowings resulting from station acquisitions and financing therefor.

RESULTS OF OPERATIONS

The Company did not commence radio broadcast operations until September 13, 1995. The same station pro forma comparisons described below compare the Company's results of operations for the stations owned and operated at September 30, 1996 as if such stations were owned for all periods discussed.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS
ENDED SEPTEMBER 30, 1995

Net revenues (total revenues less agency commissions) for the three months ended September 30, 1996 were $5,424,000 versus $135,000 for the prior year period. On a same station basis, pro forma net revenues increased 3.4 % to $7,218,000 for the 1996 period from $6,984,000 for the three months ended September 30, 1995. The increase was attributable to increased advertising revenues in the Spokane and Tri-Cities, Washington and Omaha, Nebraska markets, the full impact of which was limited due to format changes at two stations in these markets.

Station operating expenses for the three months ended September 30, 1996 was $3,795,000 versus $119,000 for the three months ended September 30, 1995. On a same station basis, pro forma station operating expenses increased 1.7% to $5,405,000 for 1996 from $5,313,000 for the three month period ended September 30,1995. The benefits of the Company's cost reduction programs and efficiencies of combined operations in the markets served have not been fully implemented and were offset by increased promotional expense, begun in the first quarter of 1996, related to station format changes in the Omaha and Tri-Cities markets. In addition, the pro forma station operating expenses for the 1996 quarter includes an adjustment arising from the sale of advertising time in connection with JSA agreements for certain stations in Spokane and Colorado Springs markets.

Broadcast Cash Flow for the three month period ended September 30, 1996 was $1,629,000 with a Broadcast Cash Flow Margin (broadcast cash flow as a percentage of net revenues) of 30 % versus Broadcast Cash Flow of $16,000 and Broadcast Cash Flow Margin of 11.9% for the prior year three month period. On a same station basis, pro forma Broadcast Cash Flow increased 8.5% to $1,813,000 for the three month period ended September 30, 1996 from $1,671,000 for the 1995 period principally as a result of the revenue increase mentioned above.

Depreciation and amortization expenses for the three month period ended September 30, 1996 was $427,000 versus $36,000 for 1995 period. The increase was attributable to the acquisitions since September 30, 1995.

Corporate expenses consisting primarily of officer's salary, professional fees and expenses and corporate office expenses for the 1996 three month period were $311,000 as compared to $24,000 in 1995. The increase in corporate expense are principally the result of the increased number of stations owned, operated or served as well as operating for the entire quarter in 1996.

The Company recorded deferred compensation expense of $113,000 in 1996 and $81,000 in 1995. This recurring expense, not currently affecting cash flow, is related to stock options and stock appreciation rights granted to officers, directors and advisors in the prior year.

Operating income (net revenues less total operating expenses) for the three month period ended September 30, 1996 was $778,000 as compared to an operating loss of $125,000 in the comparable prior year period. The improvement in operating income results form the inclusion of a full quarter's results of operations in the 1996 period for stations acquired during the 1995 period and the additional results of operations, for applicable periods, for stations acquired subsequent to September 30, 1995.

Net interest expense for the 1996 period was $418,000, principally financing costs as a result of delays in closing on certain acquisitions, net of interest income of $189,000 from the Company's investment of cash which will be used for the Pending Acquisitions.

The provision for income taxes is $54,000 for the three month period ended September 30, 1996. The Company did not provide for taxes in the prior year period since a loss was anticipated for the first fiscal year.

Net income for the three months ended September 30, 1996 was $306,000 as compared to a net loss of $130,000 in the prior year period. Net loss applicable to common stock for this period was $1,072,000 after the provision for dividends of $1,378,000 for preferred stock issued in March and April 1996.

SIX MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SIX MONTHS
ENDED SEPTEMBER 30, 1995

Net revenues for the six month period ended September 30, 1996 were $9,950,000 versus $135,000 for the prior year period. On a same station basis, pro forma net revenues decreased 1.3 % to $14,137,000 for the 1996 period from $14,329,000 for the six month period ended September 30, 1995. The decrease was attributable to decreased advertising at certain stations as a result of adjustments to the programming format instituted by the Company, principally during the first quarter 1996. The format changes were instituted to better position the stations for future growth.

Station operating expenses for the six months ended September 30, 1996 was $7,028,000 versus $119,000 in the prior year period. On a same station basis, pro forma station operating expenses decreased 1.7% to $10,879,000 for 1996 from $11,054,000 for the six month period ended September 30,1995. The benefits of the Company's cost reduction programs and efficiencies of combined operations in the markets served which have not been fully implemented in all markets were partially offset by increased promotional expense related to station format changes in the Lincoln, Omaha and Tri-Cities markets and the pro forma adjustments in connection with the JSA agreements in Colorado Springs and Spokane.

Broadcast Cash Flow for the six month period ended September 30, 1996 was $2,922,000 with a Broadcast Cash Flow Margin of 29.4% versus Broadcast Cash Flow of $16,000 and Broadcast Cash Flow Margin of 11.9% for the prior year six month period. On a same station basis, pro forma Broadcast Cash Flow decreased
 .5% to $3,258,044 for the six month period ended September 30, 1996 from $3,275,000 for the 1995 period, principally, as a result of the revenue decreases related to the station format changes mentioned above.

Depreciation and amortization expenses for the six month period ended September 30, 1996 was $760,000 versus $36,000 for 1995 period. The increase was principally attributable to the acquisitions since September 30, 1995.

Corporate expenses for the 1996 six month period were $802,000 as compared to $24,000 in 1995. The increase is corporate expense is directly attributable to six months of actual operations in 1996 versus a partial month for the prior year.

The Company recorded deferred compensation expense of $226,000 in 1996 and $81,000 in 1995. This recurring expense, not currently affecting cash flow, is related to stock options and stock appreciation rights granted to officers, directors and advisors principally in October 1995.

Operating income for the six month period ended September 30, 1996 was $1,134,000 as compared to an operating loss of $125,000 in the comparable prior year period. The improvement in operating income results from the inclusion of the results of operations for six months in the 1996 period for stations acquired during the 1995 period and the additional results of operations, for applicable periods, for stations acquired subsequent to September 30, 1995.

Net interest expense for the 1996 period was $867,000, principally financing costs as a result of delays in closing on certain acquisitions, net of interest income of $425,000 versus $12,000 for the six months ended September 30, 1995.

The provision for income taxes is $54,000 for the six month period ended September 30, 1996. No provision was required in the 1995 period.

Net income for the six month period ended September 30, 1996 was $213,000 as compared to a net loss of $137,000 in the prior year period. Net loss applicable to common stock for this period was $2,511,000 after the provision for dividends of $2,724,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six months ended September 30, 1996 totaled $3,059,000. Cash used for investing activities for the period of $25,294,000 related to acquisitions, capital expenditures and deposits and other costs of Pending Acquisitions. Cash provided by financing activities for the Company totaled $4,291,000 and related primarily to the proceeds of the over-allotment from the Preferred Stock Offering reduced by the payments of dividends to the preferred stockholders.

The Company's principal source of funds has been the net proceeds from the Initial Public Offering of approximately $12,900,000, a $9,000,000 credit agreement from AT&T Commercial Finance Corporation (the "Credit Agreement") and net proceeds from the Preferred Stock Offering, of approximately $56,400,000. The cost of the acquisitions completed through September 30, 1996 of approximately $46,529,000, including deposits in connection with the Pending Acquisitions, were financed with the proceeds from the Company's Initial Public Offering and the Preferred Stock Offering. Amounts borrowed under the Credit Agreement for acquisitions were also repaid with proceeds from the Company's Initial Public Offering and the Preferred Stock Offering. As of November 12, 1996, the Company has entered into agreements to consummate the Pending Acquisitions pursuant to which it will acquire eleven FM and seven AM stations for an aggregate purchase price of $90,100,000. In order to consummate the Pending Acquisitions, the Company must seek additional funding sources as amounts available under the Proposed Credit Agreement (see below) and cash on hand and from operations will not be sufficient to fund the purchase price of all of the Pending Acquisitions.

The Company has received a commitment letter from AT&T for a proposed credit agreement (the "Proposed Credit Agreement") of up to $40,000,000 which will be used to fund a portion of the purchase price of the Pending Acquisitions. Pursuant to the proposal, the amount of funding available under the Proposed Credit Agreement will be limited to an amount, which equals 5.5 times historical 12-month trailing Broadcast Cash Flow. The calculation of Broadcast Cash Flow is made on a pro forma basis which includes the trailing 12 month Broadcast Cash Flow of the stations currently owned and/or operated by the Company and the stations subject to the Pending Acquisitions. There can be no assurance that the Company will be able to enter into the Proposed Credit Agreement or that the stations will achieve the requisite cash flow levels required thereunder to obtain the financing necessary to fund the Pending Acquisitions. Further, the total available under the Proposed Credit Agreement, together with cash on hand, will not be sufficient to fund all of the Pending Acquisitions. In the event the Company does not enter into the Proposed Credit Agreement and/or otherwise obtains additional financing, there can be no assurance that the Company will be able to consummate the Pending Acquisitions and, thus, the Company may lose all, or part of the deposits totaling $9,650,000 made in connection with the Pending Acquisitions.

The Company believes that cash flows from operations, borrowings under the Proposed Credit Agreement and existing funds will be sufficient to meet the Company's current operating cash requirements. However, the Company will require additional financing to fund all of its Pending Acquisitions. In addition, as anticipated, current dividend payments on the Preferred Stock have been and will be made out of the remaining proceeds of the Preferred Stock Offering and/or the Proposed Credit Agreement. In order to fund future dividend payments from operating income, the Company will have to improve the operating results of its current radio stations and those to be acquired in the Pending Acquisitions. The Company's ability to make these improvements will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

In addition to the borrowings under the Proposed Credit Agreement, the Company will be required to incur additional indebtedness or raise additional equity financing in connection with the Pending Acquisitions. Further the Company will also need to incur or raise additional financing when the balloon payment is due in 2002 under the Proposed Credit Agreement. There can be no assurance that the Company will be able to incur such additional indebtedness or raise additional equity on terms acceptable to the Company. The Company's ability to consummate the Pending Acquisitions and incur additional indebtedness will also be restricted by the Proposed Credit Agreement. Without additional sources of funding, it is unlikely that the Company will be able to implement its acquisition strategy and will lose all or part of the deposits made in connection with its Pending Acquisitions.

PART II - OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


At the Company's Annual Meeting of Stockholders, held on November 13, 1996, the following proposals were approved:


PROPOSAL 1        -        ELECTION OF DIRECTORS BY THE CLASS A COMMON STOCK,
                           THE CLASS B COMMON STOCK AND THE DEPOSITARY SHARES

                           Class A Common              Class B Common             Depositary
                               Stock                        Stock                    Shares
                         For        Withheld          For         Withheld        For       Withheld
                         ---        --------          ---         --------        ---       --------
John D. Miller         2,836,291     28,900        2,448,900         -          3,371,000    480,000
Norman Feuer           2,836,291     28,900        2,448,900         -          3,369,400    481,600
Dennis R. Ciapura      2,836,291     28,900        2,448,900         -          3,369,400    481,600

                  - Election of Directors by the Class A Common Stock and the Depositary Shares

                             Class A Common                  Depositary
                                 Stock                          Shares
                           For         Withheld           For           Withheld
                           ---         --------           ---           --------
Frank E. Barnes III       2,835,791      29,400        3,369,160        481,840
Jeffrey W. Leiderman      2,836,291      28,900        3,370,360        480,640

PROPOSAL 2        -        AMENDMENT TO THE COMPANY'S AMENDED AND RESTATED
                           CERTIFICATE OF INCORPORATION


                        For              Against            Abstain
                        ---              --------           -------

Class A Common          852,749            67,700           12,240
   Stock
Class B Common        2,448,900              -
-
   Stock
Depositary Shares     1,903,712          2,012,704       4,834,972


PROPOSAL 3        -        APPROVAL OF THE COMPANY'S 1996 STOCK OPTION PLAN

                        For              Against            Abstain
                        ---              --------           -------

Class A Common        828,822              121,920           24,260
   Stock
Class B Common       2,448,900                 -               -
   Stock
Depositary Shares    2,260,792           1,655,464            1,600

PROPOSAL 4        -        RATIFICATION OF ERNST & YOUNG LLP AS INDEPENDENT
                           AUDITORS FOR THE FISCAL YEAR ENDING MARCH 31, 1997

                        For              Against            Abstain
                        ---              --------           -------

Class A Common         2,838,016           20,500             7,900
   Stock
Class B Common          2,448,900              -                -
   Stock
Depositary Shares       4,018,120           2,400               -

ITEM 5. OTHER INFORMATION

   On November 13, 1996, the Board of Directors appointed Jan E. Chason as Chief Financial Officer of the Company. Since June 1996, Mr. Chason has been serving as a consultant to Sillerman Communications Management Corporation. Mr. Chason is also the principle in JEC Consulting Associates which he began in October 1994. From 1982 until September 30, 1994, Mr. Chason was a Partner in the firm of Ernst & Young LLP.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

The Company filed Form 8-K/A on August 27, 1996.

Exhibits

10.1 Asset Purchase Agreement dated as of October 17, 1996 between Triathlon Broadcasting of Omaha, Inc. and
        American Radio Systems Corporation.

10.2 Asset Purchase Agreement dated as of July 15, 1996 between Triathlon Broadcasting of Little Rock, Inc. and
        Southern Starr of Arkansas, Inc.

27      Financial Data Schedule

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TRIATHLON BROADCASTING COMPANY


                                         By: /s/Norman Feuer
                                             ---------------------------
                                               Norman Feuer
                                               Chief Executive Officer

                                         By: /s/Jan E. Chason
                                             ---------------------------
                                               Jan E. Chason
                                               Chief Financial Officer


Dated: November 14, 1996