Form 10KSB
period 1996-12-31
TRIATHLON BROADCASTING CO
filed 1997-05-13
CIK 947718

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                -----------------

                                   FORM 10-KSB
(Mark One)
     [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ___________
                                       OR

     [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from April 1, 1996 to December 31, 1996

                         Commission file number: 0-26530

                         TRIATHLON BROADCASTING COMPANY
                 (Name of Small Business Issuer in Its Charter)

            Delaware                                           33-0668235
  (State or Other Jurisdiction                              (I.R.S. Employer
        of Incorporation)                                   Identification No.)

                                 Symphony Towers
                                  750 B Street
                                   Suite 1950
                             San Diego, California                 92101
                    (Address of Principal Executive Offices)    (Zip Code)

Issuer's telephone number, including area code:  (619) 239-4242

Securities registered under to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
                               DEPOSITARY SHARES,
              EACH REPRESENTING A ONE-TENTH INTEREST IN A SHARE OF
            9% MANDATORY CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

         The registrant's gross revenues for the transition period are $18,907,649.

         The aggregate market value of the Class A Common Stock (one vote per share) and the Depositary Shares (4/5 of one vote per share) held by non-affiliates computed by reference to the average closing bid and asked price on such Class A Common Stock and Depositary Shares of $77/16 and $85/8, respectively, on May 12, 1997 was $20,464,251.

         The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of May 9, 1997 was 3,148,533, 244,890, 50,000 and 1,444,366, respectively.

Transitional Small Business Disclosure Format (check one):  Yes    No   X
                                                               ---     ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Triathlon Broadcasting Company (the "Company") owns and operates radio stations primarily in medium and small markets in the Midwestern and Western United States. The Company generally defines medium and small markets as those ranked below the top 70 markets in terms of population by The Arbitron Company. On January 1, 1996, the Company owned and operated, sold advertising on behalf of or provided programming to three FM and two AM radio stations in Wichita, Kansas. The Company has significantly expanded its operations and it currently owns and operates, sells advertising on behalf of or provides programming to 23 FM and 10 AM radio stations in seven markets. Upon consummation of the Pending Acquisitions (as defined herein) and the Little Rock Disposition (as defined herein), the Company will own and operate, sell advertising on behalf of or provide programming to 32 radio stations and one radio network in six markets.

         The following chart sets forth certain information with respect to the Company's stations after giving effect to the Pending Acquisitions and the Little Rock Disposition:

                                               NUMBER OF
                                               STATIONS           NUMBER OF             NUMBER OF STATIONS OPERATED
                                               CURRENTLY       STATIONS TO BE       FOLLOWING PENDING ACQUISITIONS AND
MARKET(1)                  MARKET RANK        OPERATED(1)         ACQUIRED                LITTLE ROCK DISPOSITION
----------------------  -------------------  --------------  ------------------   -------------------------------------
                                                                                          AM                   FM
                                                                                  ------------------  -----------------
Omaha,
     Nebraska(2).....           72                 2                  2                   1                    3

Spokane,
     Washington......           87              8(3)(4)               0                   3                    5

Wichita, Kansas......           90                 7                  0                   3                    4

Colorado Springs,
     Colorado........           95               4(3)                 0                   2                    2

Lincoln,
     Nebraska(2).....          169                 4                  0                   0                    4

Tri-Cities,
     Washington......          200               5(5)                 0                   2                    3
                                                -----                ---                 ---                  ---
   Total.............                             30                  2                   11                   21

--------------
(1) Does not include three stations operating in the Little Rock, Arkansas market, currently owned and operated by the Company and to be sold in the Little Rock Disposition (as defined herein).
(2) The Company has entered into an agreement to acquire the rights to the University of Nebraska Network pursuant to the Pinnacle Acquisition (as defined herein).
(3) Includes four stations in each of the Colorado Springs, Colorado and Spokane, Washington markets for which Citadel Broadcasting Company sells advertising pursuant to a joint sales agreement.
(4) Includes one station that is not owned by the Company but on which it sells advertising pursuant to a joint sales agreement.
(5) Includes one station that is not owned by the Company but on which it provides services and sells advertising pursuant to a local marketing agreement.

SELECTED FINANCIAL DATA

         The following sets forth certain selected financial information with respect to the Company.



                                                                           Nine Months
                                                           Year Ended        Ended         Year Ended         Three Months Ended
                                                            March 31,     December 31,    December 31,           March 31,
                                                              1996            1996            1996           1996           1997
                                                           --------        --------        --------        --------        --------
                                                                                                                         (unaudited)
                                                                        (IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Net revenues .......................................       $  3,170        $ 16,902        $ 18,963        $  2,061        $  5,661
Station operating expenses .........................          2,724          11,969          13,678           1,709           4,406
Depreciation and amortization ......................            321           1,251           1,427             176             752
Corporate expenses .................................            547           1,407           1,719             313             490
Deferred compensation ..............................            275             318             366              47             100
DOJ information request costs ......................                            300             300
                                                           --------        --------        --------        --------        --------

Operating income (loss) ............................           (697)          1,657           1,473            (184)            (87)
Interest expense - net .............................           (350)         (1,441)         (1,852)           (411)           (570)
Other income (expense) .............................                            (60)            (60)
                                                           --------        --------        --------        --------        --------
Income (loss) before extraordinary item ............         (1,047)            156            (439)           (595)           (657)
Extraordinary item .................................           (320)                           (320)           (320)
                                                           --------        --------        --------        --------        --------
Net income (loss) ..................................         (1,367)            156            (759)           (915)           (657)
Preferred stock dividend requirement ...............           (314)         (4,101)         (4,414)           (314)         (1,377)
                                                           --------        --------        --------        --------        --------
Net loss applicable to common stock ................       $ (1,681)       $ (3,945)       $ (5,173)       $ (1,229)       $ (2,034)
                                                           ========        ========        ========        ========        ========
Loss per common share:
     Loss before extraordinary item ................       $  (0.44)       $  (0.81)       $  (0.97)       $  (0.15)       $  (0.42)
     Extraordinary item ............................                                          (0.10)          (0.10)          (0.10)
                                                           --------        --------        --------        --------        --------

     Net loss ......................................       $  (0.54)       $  (0.81)       $  (1.07)          (0.25)          (0.42)
Weighted average common shares outstanding .........          3,069           4,842           4,842           4,842           4,862
                                                           ========        ========        ========        ========        ========


OTHER OPERATING DATA
Broadcast Cash Flow1 ...............................       $    446        $  4,933        $  5,285        $    352        $  1,255
Cash capital expenditures ..........................            273           1,336           1,555             219             181
Net cash provided by (used in) operating ...........          1,537             264             596
     activities ....................................           (647)            156
Net cash used in investing activities ..............        (22,078)        (50,550)        (65,480)        (14,931)        (17,644)
Net cash provided by financing activities ..........         59,570          15,515          61,980          46,466          16,623


                                                   December 31, 1996                  March 31, 1996             March 31, 1997
                                                   -----------------                  --------------             --------------
BALANCE SHEET DATA
Cash and cash equivalents ..........................       $ 3,083                         $36,845                 $ 2,658
Working capital ....................................         4,494                          32,593                   2,948
Intangible assets, net .............................        65,159                          19,339                  76,566
Total assets .......................................        88,394                          69,381                 105,718
Notes payable ......................................        13,000                                                  31,000
Stockholders' equity ...............................        64,382                          61,062                  62,674

--------
1 Broadcast Cash Flow is defined as net revenues less station operating expenses. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles, the Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies.

                                      - 2 -

STRATEGY

         Acquisitions. The Company's strategy is to expand its operations by acquiring multiple radio stations in medium and small markets and to enhance the financial performance of the stations it owns and operates through the application of management techniques developed or refined by its officers and consultants through extensive experience with large, medium and small radio market operations. The Company believes that its extensive managerial expertise in operating radio stations in all sizes of markets can be employed effectively to improve operating results of its radio stations and may provide the Company a competitive advantage in medium and small markets. Pursuant to the Telecommunications Act of 1996 (the "Telecom Act"), the Federal Communications Commission ("FCC") has modified its ownership rules to generally (i) eliminate the limit on the total number of radio stations one entity may own nationally and (ii) increase the number of radio stations one entity may own locally. See "Federal Regulation of Radio Broadcasting." The Company intends to pursue acquisition opportunities made possible by the Telecom Act and intends to increase the total number of stations it owns in the Western and Midwestern United States. The Company believes that multiple station ownership (especially in its targeted medium to small markets) will achieve cost savings by eliminating duplicative sales and overhead expenses, will increase revenues by offering advertisers a broader range of advertising packages and will enhance competitive strength against other local advertising media.

         The Company believes that there are radio stations available for acquisition at a purchase price that reflects an attractive multiple of Broadcast Cash Flow (as defined herein) due to the limited number of well capitalized competitors in this market size who can take advantage of these opportunities at this time. However, the Company's ability to implement its acquisition strategy is dependent upon the availability of financing. The Company has received a proposal from AT&T Capital Corporation and Union Bank of California (collectively, the "Lenders") to refinance approximately $40.0 million borrowed under its existing credit facility (the "Credit Agreement") and to borrow up to an additional $40.0 million. The Company expects to receive a commitment and to enter into a definitive credit agreement with the Lenders (the "Proposed Credit Agreement") within the second quarter of 1997. In addition, the Company anticipates receiving approximately $20.0 million upon the consummation of the Little Rock Disposition during the fourth quarter of 1997, which amount the Company will use to repay a portion of the amount then outstanding under the Proposed Credit Agreement. Assuming that the Company enters into the Proposed Credit Agreement, meets certain financial requirements and consummates the Little Rock Disposition, the Company will have up to approximately $20.0 million to continue its acquisition strategy after the consummation of the Pending Acquisitions. The Company's ability to obtain additional financing is dependent upon a number of factors, including, but not limited to, the availability of equity financing. See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation -- Liquidity and Capital Resources."

         Operations. The Company believes that its management group and its advisors have substantially greater experience in the management of radio stations in all market sizes than is generally available to other companies operating stations in medium and small markets. The Company believes that such expertise can be applied to improve the financial performance and Broadcast Cash Flow of medium and small market stations by enhancing revenues while controlling costs. The Company seeks to enhance the financial performance of its stations through the application of management techniques developed or refined by its officers and consultants through extensive experience with large, medium and small radio market operations. These techniques include (i) targeted programming designed to increase audience share within specific demographic groups considered to be particularly attractive to advertisers, (ii) sales and marketing programs intended to increase both audience share and advertising time, from which substantially all of the Company's revenues are derived, (iii) effective advertising inventory control and (iv) the implementation of operating efficiencies to reduce costs. The Company seeks to reduce expenses at the stations by implementing cost controls, operating the stations as groups in their respective markets and lowering overhead by combining and centralizing administrative and financial functions of its stations.

         The Company conducts extensive market research to refine and enhance programming at each of its stations. The stations currently employ a variety of programming formats, including "Soft" Adult Contemporary, New Age Contemporary, Pop Alternative, Country, Classic Rock, Oldies, Album-Oriented Rock, Nostalgia, Middle-of-the-Road, Classic Hits and Talk/News/Sports. While the Company's performance is dependent on audience ratings (like other radio broadcasting companies), it is also dependent on aggressive marketing, promotional and selling techniques to successfully sell advertising time in its markets. Local advertising and promotional tie-ins with local events are designed to heighten public awareness of the stations. The Company believes that the ownership of a group of radio stations within a market enables it to offer advertisers a broader range of creative advertising packages, as well as greater overall coverage of the market. As a result, the Company is able to strengthen its competitive position with respect to television and other media and improve advertising inventory control.

RECENTLY COMPLETED ACQUISITIONS

         The Company was incorporated in February 1995 and commenced operations in September 1995 with the acquisition of four radio stations in the Wichita, Kansas market. From January 1, 1996 through the date hereof, the Company purchased a total of 27 radio stations, including certain stations on which the Company already sold advertising or provided programming, and has continued one local marketing agreement ("LMA") and one joint sales agreement ("JSA").

         The Company entered the Lincoln, Nebraska market on January 24, 1996, when it purchased the assets of radio stations KZKX-FM and KTGL-FM from Pourtales Radio Partnership ("Pourtales") for an aggregate purchase price of approximately $9.7 million. On January 29, 1996, the Company entered into a JSA with, and on June 13, 1996 purchased, the assets of radio stations KIBZ-FM, KKNB-FM and KHAT-AM, also operating in the Lincoln, Nebraska market, from Rock Steady, Inc. for a purchase price of approximately $3.3 million. KHAT-AM was not broadcasting at the time of purchase and the Company subsequently allowed the station's license to expire.

         In the Colorado Springs, Colorado and Spokane, Washington markets, the Company has provided programming and sold advertising pursuant to an LMA with Pourtales on four FM and four AM radio stations (the "Colorado and Spokane Stations") since January 16, 1996. To take advantage of certain synergies in these markets, the Company entered into a JSA with Citadel Broadcasting Company with respect to these eight stations (the "Citadel JSA"). On November 22, 1996, to complement the Company's existing radio stations, the Company acquired from Pourtales (i) the radio stations subject to the Citadel JSA, (ii) one FM and one AM radio station, both operating in the Tri-Cities, Washington market, (iii) one FM radio station, operating in the Wichita, Kansas market, and (iv) the rights and obligations under an LMA on one radio station, operating in the Tri-Cities, Washington market. The aggregate purchase price for these stations was approximately $22.9 million. See "Part III. Item 12. Certain Relationships and Related Transactions--Relationship with Pourtales and Mr. Feuer."

         The radio stations obtained from Pourtales and operating in the Tri-Cities, Washington market provided synergies with radio stations KALE-AM and KIOK-FM, also operating in the Tri-Cities, Washington market which were purchased from Sterling Realty Organization on April 19, 1996 for a purchase price of approximately $1.2 million. Likewise, the radio station obtained from Pourtales and operating in the Wichita, Kansas market, provided synergies with radio stations KRRB-FM and KQAM-AM and radio stations KWSJ-FM (formerly KXLK-FM) and KFH-AM, each also operating in the Wichita, Kansas market, which were purchased from Marathon Broadcasting Company and Pourtales, respectively, in September 1995 for an aggregate purchase price of approximately $5.9 million.

         On April 10, 1996, the Company entered the Omaha, Nebraska market, as a complement to its radio stations in the Lincoln, Nebraska market, by acquiring the assets of KTNP-FM (formerly KRRK-KM) from 93.3 Inc. for a purchase price of approximately $2.7 million and the assets of KXKT-FM from Valley Broadcasting Company for a purchase price of approximately $8.1 million.

         On January 9, 1997 and April 25, 1997, respectively, the Company purchased radio stations KZSN-FM and KZSN-AM, both operating in the Wichita, Kansas market, and radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market, from Southern Skies Corporation for an aggregate purchase price of $22.6 million, 46,189 shares of the Company's Class A Common Stock and will pay $750,000 pursuant to a non-competition agreement with one of the principals of Southern Skies Corporation. Also on April 25, 1997, the Company purchased radio station KOLL-FM, operating in the Little Rock, Arkansas market, from SFX Broadcasting, Inc. ("SFX") for an aggregate purchase price of $4.1 million. The Company had provided services to KOLL-FM pursuant to an LMA since March 15, 1996. See "Part III. Item 12. Certain Relationships and Related Transactions--The Little Rock Acquisition."

CITADEL JSA

         The Department of Justice, Antitrust Division ("DOJ") is investigating the Citadel JSA in connection with the concentration of radio station ownership within Colorado Springs, Colorado and Spokane, Washington. See "Item 8. Legal Proceedings." The DOJ is increasingly scrutinizing the radio broadcasting industry. In a recent case, the DOJ has, for the first time, requested the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the area, control over more than 60% of radio advertising revenue in the area.

         The Citadel JSA currently may be deemed to provide Citadel control over approximately 52.2% and 46.6% of the radio advertising revenue in the Spokane, Washington market and the Colorado Springs, Colorado market, respectively. The Citadel JSA provided approximately 12% of the Company's net revenues in the Transition Period 1996. In the event the DOJ requires the termination or modification of the Citadel JSA, the Company believes that it will not have a long-term material adverse effect on the Company because the Company believes that it can more efficiently provide the services currently performed by Citadel, and the Citadel JSA fee structure does not reflect such efficiencies.

         During the period that the Company operated Colorado and Spokane Stations pursuant to an LMA, the Company recognized as net revenue the Citadel JSA fee. As of November 22, 1996, when the Company purchased the Colorado and Spokane Stations, the Company included the related stations' operating expenses in its consolidated statement of operations as expenses and the reimbursement of the expenses and the Citadel JSA fee as revenues. The inclusion of the reimbursement expenses results in a permanent reduction in the Company's Broadcast Cash Flow Margin (Broadcast Cash Flow as a percentage of net revenues). See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation."

PENDING ACQUISITIONS

         To strengthen the Company's operations in Nebraska (where the Company owns two FM radio stations in the Omaha, Nebraska market, and owns four FM radio stations in the Lincoln, Nebraska market), the Company entered into an agreement to purchase radio stations KGOR-FM and KFAB-AM, both operating in the Omaha, Nebraska market and the exclusive Muzak franchise for the Lincoln and Omaha, Nebraska markets, from American Radio Systems for an aggregate purchase price of $38.0 million (the "Omaha Acquisition"). The Company has provided a deposit in the form of a letter of credit, pursuant to which it has segregated $2.0 million, and anticipates consummating the Omaha Acquisition within the second quarter of 1997. The FCC licenses for the radio stations subject to the Omaha Acquisition expire on June 1, 1997. Renewal applications with respect to those stations were filed with the FCC and such applications are pending. The Company is negotiating with the American Radio Systems certain conditions whereby the Omaha Acquisition would be consummated prior to the final grant by the FCC of the license renewal.

         Also in Nebraska, the Company has entered into an agreement to purchase Pinnacle Sports Productions, LLC (the "Pinnacle Acquisition") which broadcasts all of the men's football, basketball and baseball games and women's basketball and volleyball games of the University of Nebraska. The purchase price of approximately $3.3 million may be increased by $1.7 million if the University of Nebraska renews its contract with the Company in 2001 for a minimum of an additional three year term. The Company anticipates consummating the Pinnacle Acquisition during the second quarter of 1997.

         "Pending Acquisitions" refers collectively to the Omaha Acquisition and the Pinnacle Acquisition.

         The aggregate purchase price of the Pending Acquisitions is approximately $40.0 million, not including $2.0 million segregated for deposits and the $1.7 million contingent portion of the purchase price of the Pinnacle Acquisition.

The Company has received a proposal from the Lenders to refinance approximately $40.0 million borrowed under the Credit Agreement and to borrow up to an additional $40.0 million. If the Company enters into the Proposed Credit Agreement, it intends to use the additional $40.0 million to consummate the Pending Acquisitions. The Company anticipates that its ability to borrow funds under the Proposed Credit Agreement will be conditioned on meeting certain financial ratios. See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation." There can be no assurance that the Company will be able to enter into the Proposed Credit Agreement or that the stations will achieve the cash flow levels required thereunder to obtain the financing necessary to fund the Pending Acquisitions. In addition, the ability of the Company to borrow under the Proposed Credit Agreement or obtain other financing may be restricted by the requirement to maintain certain financial ratios under the terms of the Certificate of Designations of the Company's 9% Mandatory Convertible Preferred Stock (the "Preferred Stock"). If the Company does not enter into the Proposed Credit Agreement or is unable to borrow thereunder, there can be no assurance that it will otherwise be able to obtain the financing necessary to consummate the Pending Acquisitions on terms comparable to the terms of the Proposed Credit Agreement or on terms acceptable to the Company.

LITTLE ROCK DISPOSITION

         On April 11, 1997, the Company entered into an agreement with Clear Channel Radio, Inc. ("Clear Channel"), pursuant to which the Company will sell to Clear Channel radio stations KOLL-FM, KSSN-FM and KMVK-FM, each operating in the Little Rock, Arkansas market. The aggregate sale price is $20.0 million. While the purchase agreement with respect to the Little Rock Disposition contemplates that the consummation of the Little Rock Disposition could be as late as two years from the date of the agreement, the Company anticipates that the Little Rock Disposition will be consummated during the fourth quarter of 1997. The purchase price for the Little Rock Disposition represents a multiple of 1996 historical Broadcast Cash Flow for these stations in excess of 20. The Company has determined to exit the Little Rock, Arkansas market, to focus on markets in which the Company believes that radio stations can be acquired for multiples of Broadcast Cash Flow that are lower than in the Little Rock, Arkansas market.

         In the event that the Little Rock Disposition is not consummated within six months of the filing (the "Filing Date") of the requisite applications with the Justice Department in connection with the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "HSR Act"), and with the FCC, due to the failure to obtain the necessary regulatory consents, Clear Channel has agreed to guarantee the $20.0 million loan that the Company expects to obtain under the Proposed Credit Agreement. In the event that the closing has not occurred within 18 months of the Filing Date due to the failure to obtain such consents, Clear Channel has agreed to make a $20.0 million loan to the Company to be secured only by the assets, to the extent permitted by law, of the radio stations subject to the Little Rock Disposition. The proceeds of this loan or the proceeds of the sale will be used to repay the amounts outstanding under the Proposed Credit Agreement. See "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

THE STATIONS AND THE MARKETS

         The following table summarizes certain information with respect to the radio stations the Company will own and operate, provide programming to or sell advertising on behalf of, after giving effect to the Pending Acquisitions and the Little Rock Disposition:

                                                                                              1996        NUMBER          TOTAL
                                                            STATION RANK     1996 AUDIENCE   STATION        OF          EXPIRATION
                MARKET   STATION              TARGET        AMONG TARGET   SHARE FOR TARGET   REVENUE   STATIONS IN    DATE OF FCC
   STATION(1)    RANK    FORMAT(2)          DEMOGRAPHICS   DEMOGRAPHICS(2)  DEMOGRAPHICS(2)   RANK(2)    MARKET(2)    AUTHORIZATION
--------------  -------  ----------------  --------------  ---------------  ----------------  --------  -----------  ---------------
Omaha Market      72                                                                                       20
   KXKT-FM...           Country             Adults 25-54             2              9.6%         8                     2/1/05
   KGOR-FM(3)           Oldies              Adults 25-54             3              8.6%         6                     6/1/97(4)
   KTNP-FM...           Pop Alternative     Adults 18-34             3             11.0%        14                     6/1/97(4)
   KFAB-AM(3)           Talk/News/Sports    Adults 25-54            10              4.9%         2                     6/1/97(4)

Spokane Market    87                                                                                       18


                                                                                               1996        NUMBER          TOTAL
                                                            STATION RANK     1996 AUDIENCE   STATION        OF          EXPIRATION
                MARKET   STATION              TARGET        AMONG TARGET   SHARE FOR TARGET   REVENUE   STATIONS IN    DATE OF FCC
   STATION(1)    RANK    FORMAT(2)          DEMOGRAPHICS   DEMOGRAPHICS(2)  DEMOGRAPHICS(2)   RANK(2)    MARKET(2)    AUTHORIZATION
--------------  -------  ----------------  --------------  ---------------  ----------------  --------  -----------  ---------------
   KXKT-FM...           Country              Adults 25-54             2              9.6%         8                     2/1/05
   KGOR-FM(3)           Oldies               Adults 25-54             3              8.6%         6                  6/1/97(4)
   KTNP-FM...           Pop Alternative      Adults 18-34             3             11.0%        14                  6/1/97(4)
   KFAB-AM(3)           Talk/News/Sports     Adults 25-54            10              4.9%         2                  6/1/97(4)
   KFAB-AM(3)           Talk/News/Sports     Adults 25-54            10              4.9%         2                  6/1/97(4)
   KKZX-FM(5)           Classic Rock         Adults 25-54             1             13.4%         3                     2/1/98
   KISC-FM...           Adult Contemporary   Adults 25-54             2             10.3%         4                     2/1/98
   KNFR-FM...           Country              Adults 25-54            4*              6.7%         5                     2/1/98
   KEYF-FM(5)           Oldies               Adults 25-54            6*              6.4%         6                     2/1/98
   KAQQ-AM...           Middle-of-the-Road   Adults 35-64           10*              3.7%        13                     2/1/98
   KCDA-FM(6)(7)        Country              Adults 25-54           11*              2.8%        12                    10/1/97
   KEYF-AM(5)(6)        Oldies               Adults 25-54            20               .3%       N/A                     2/1/98
   KUDY-AM(5)           Religion             Adults 25-64             -               -         N/A                     2/1/98

Wichita Market    90                                                                                       22
   KZSN-FM...           Country              Adults 25-54             1              0.5%         3                  6/1/97(4)
   KRBB-FM...           Adult Contemporary   Adults 25-54             2             10.1%         5                  6/1/97(4)
   KEYN-FM...           Oldies               Adults 25-54            4*              7.6%         9                  6/1/97(4)
   KWSJ-FM...           New Age Contemporary Adults 25-54             9              4.5%        12                  6/1/97(4)
   KFH-AM....           Talk/News/Sports     Adults 25-54            10              3.8%        16                  6/1/97(4)
   KQAM-AM...           Talk/News/Sports     Adults 25-54            13              3.0%        17                  6/1/97(4)
   KZSN-AM...           Country              Adults 25-54           18*              0.5%        19                  6/1/97(4)

Colorado Springs  95                                                                                       24
Market
   KSPZ-FM(5)           Oldies               Adults 25-54            4*              6.6%         5                  4/1/97(8)
   KVUU-FM(5)           Adult Contemporary   Adults 25-54             9              5.0%         7                  4/1/97(8)
   KVOR-AM(5)           News/Talk            Adults 25-54            11              3.4%        10                  4/1/97(8)
   KTWK-AM(5)           Nostalgia            Adults 35-64           14*              1.3%       N/A                  4/1/97(8)

Lincoln Market   169                                                                                       20
   KZKX-FM...           Country              Adults 25-54            1*              9.7%         2                  6/1/97(4)
   KTGL-FM...           Classic Rock         Adults 25-54            2*              9.1%         3                  6/1/97(4)
   KIBZ-FM...           Album-Oriented Rock  Adults 18-34            2*             11.1%         9                  6/1/97(4)
   KKNB-FM...           Pop Alternative      Adults 18-34            4*              6.0%        11                  6/1/97(4)

Tri-Cities
Market(9)         200                                                                                      19
   KEGX-FM...           Classic Hits         Adults 25-54            1*             15.8%         3                     2/1/98
   KIOK-FM...           Country              Adults 25-54            2*             14.5%         7                     2/1/98
   KNLT-FM(10)          Oldies               Adults 25-54            4*              9.0%         5                     2/1/98
   KTCR-AM...           News/Talk/Sports     Adults 35-64             4              3.5%         9                     2/1/98
   KALE-AM...           News/Talk            Adults 35-64            5*              1.7%        11                     2/1/98
----------

*        Tied in rank with other stations in the market.
(1)      Some stations are licensed to a different community located within the market they serve. This table does not include three stations operating in the Little Rock, Arkansas market, currently owned and operated by the Company and to be sold in the Little Rock Disposition (as defined herein)
(2)      Based upon the Arbitron Companies' local market reports for the fall 1996 quarter and BIA's MasterAccess database for the fall 1996 quarter except for revenue rankings which are based upon revenue for February 1997.
(3)      To be acquired in the Omaha Acquisition.
(4)      Renewal application pending.
(5)      Citadel Broadcasting Company sells advertising on these stations pursuant to the Citadel JSA.
(6)      Because this station is on the border of its market, it is ranked not only against the stations in its market but also against stations in the markets across the border, thus resulting in an artificially low station rank.
(7)      The Company sells advertising on these stations pursuant to a JSA.
(8)      Renewal application pending. The licenses for these stations shall continue in effect by operation of law until FCC action on such renewal application.
(9)      The Tri-Cities Market consists of the cities of Richland, Kennewick and Pasco in the State of Washington. (10) The
         Company provides programming to and sells advertising on this station pursuant to an LMA.

ADVERTISING

         The primary source of the Company's revenues is the sale of broadcasting time for local, regional and national advertising. Stations' sales staffs generate most of the stations' local advertising sales, which comprise approximately 86% of the Company's revenues (exclusive of Citadel JSA fees received). To generate national advertising sales, the Company engages an advertising representative for each of its stations who specializes in national advertising sales and who is compensated on a commission-only basis. Most advertising contracts are short-term and generally run only for a few weeks.

         The Company believes that radio is an efficient and cost-effective means for advertisers to reach specific demographic groups. Radio is a precisely-targeted medium and is highly flexible due to the short lead time between production and broadcast and the relative ease of production of commercials. To ensure that an advertising message will be heard mainly by its targeted customer base, an advertiser can choose to advertise on a station with a format that appeals to a specific demographic group. In addition, radio can more readily reach people in the workplace and in their cars than television and other media.

         Advertising rates charged by a radio station are based primarily on the station's ability to attract audiences in the demographic groups targeted by advertisers (as measured by ratings service surveys quantifying the number of listeners tuned to the station at various times of the day and week) and on the supply of and demand for radio advertising time, as well as competing forms of advertising. Rates are generally highest during morning and afternoon drive-time hours.

         Depending on the format of a particular station, there are predetermined numbers of advertisements that are broadcast each hour. The Company endeavors to determine the number of advertisements broadcast per hour that can maximize available revenue dollars without jeopardizing listening levels. Although the number of advertisements broadcast during a given time period may vary, the total number of slots available for broadcast advertising on a particular station generally does not vary significantly from year to year.

COMPETITION

         The radio broadcasting industry is highly competitive. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. Each of the Company's stations competes for audience share and advertising revenue directly with other FM and AM radio stations, as well as with other media, within their respective markets. Radio stations compete for listeners primarily on the basis of program content and by hiring high-profile talent with appeal to a particular demographic group. The Company competes for advertising revenues principally through effective promotion of its stations' listener demographics and audience shares, and through the number of listeners in a target group that can be reached for the price charged for the air-time.

         The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material and adverse effect on the Company's net revenues. Although the Company competes with other radio stations with comparable programming formats in most of its markets, if another station in a given market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses. As a result of the Telecom Act, certain radio broadcasting companies have become significantly larger and have greater financial resources than the Company. Furthermore, the Telecom Act will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase its current audience ratings and advertising revenue market share.

         The Company's stations also compete for advertising revenues with other media, including newspapers, broadcast television, cable television, magazines, billboard advertising, transit advertising and direct mail advertising. Factors that affect a station's competitive position include its appeal to demographic groups that advertisers seek to reach, its authorized power, terrain, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The radio broadcasting industry is also subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting. See "--Federal Regulation of Radio Broadcasting--Proposed Changes." The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. There can be no assurance, however, that the development or introduction in the future of any new media technology will not have an adverse effect on the radio broadcasting industry.

SEASONALITY

         The Company's revenues vary throughout the year. The Company's first calendar quarter generally reflects the lowest revenues, while its fourth calendar quarter generally reflects the highest revenues each year.

EMPLOYEES

         As of April 30, 1997, the Company had approximately 280 full-time and 119 part-time employees, none of whom were represented by unions. The Company believes that relations with employees are good. Following consummation of the Pending Acquisitions and the Little Rock Disposition, the Company anticipates that it will have approximately 299 full-time and 132 part-time employees.

         The Company endeavors to enter into employment agreements with on-air personalities and station general managers whose services are deemed by the Company to be important for its continued success. In addition, the Company has entered into a long-term employment agreement with its Chief Executive Officer. See "Part III. Item 10.
Executive Compensation--Employment Agreement."

FEDERAL REGULATION OF RADIO BROADCASTING

         Adoption of the Telecom Act in February 1996 eliminated the national limits and liberalized the local limits on radio station ownership by a single company. However, the DOJ has indicated that, in certain cases, ownership of the number of radio stations permitted by the Telecom Act may result in the undue concentration of ownership within a market or otherwise have an anti-competitive effect. The DOJ is increasingly scrutinizing acquisitions of radio stations and the entering into of JSAs and LMAs. In particular, the DOJ has indicated that a prospective buyer of a radio station may not enter into an LMA in connection with the acquisition of such station before expiration of the applicable waiting period under the HSR Act. In a recent case, the DOJ has also, for the first time, required the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the market, control over more than 60% of the sales of radio advertising revenue in the market. Certain of the JSAs entered into by the Company have been the subject of inquiries from the DOJ. See "--Citadel JSA" and "Item 3. Legal Proceedings." There can be no assurance that future inquiries or policy and rule-making activities of the FCC or the DOJ will not impact the Company's operations (including existing stations or markets), expansion strategy or its ability to realize the benefits which management had anticipated obtaining following the adoption of the Telecom Act.

         The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and operating power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

         The following is a brief summary of certain provisions of the Communications Act and of specific FCC regulations and policies. Reference should be made to the Communications Act, FCC rules and the public notices and rulings of the FCC for further information concerning the nature and extent of federal regulation of broadcast stations.

         FCC Licenses. Radio stations operate pursuant to broadcasting licenses that are granted by the FCC for maximum terms of eight years and are subject to renewal upon application to the FCC. During certain periods when renewal applications are pending, petitions to deny license renewals can be filed by interested parties, including members of the public. The FCC will grant a renewal application if it finds that the station has served the public interest, convenience and necessity, that there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC and that there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC that, when taken together, would constitute a pattern of abuse.

         Ownership Matters. The Communications Act prohibits the assignment of a broadcast license or the transfer of control of a broadcast licensee without the prior approval of the FCC. In determining whether to grant such approval, the FCC considers a number of factors pertaining to the licensee, including compliance with various rules limiting common ownership of media properties, the "character" of the licensee and those persons holding "attributable" interests therein and compliance with the Communications Act's limitations on alien ownership.

         To obtain the FCC's prior consent to transfer control of or assign a broadcast license, appropriate applications must be filed with the FCC. If the transfer or assignment application involves a "substantial change" in ownership or control, the application is placed on public notice for a period of approximately 30 days, during which petitions to deny the application may be filed by interested parties, including members of the public. If the transfer or assignment application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to having informal objections filed against it. If the FCC grants a transfer or assignment application, interested parties have approximately 30 days from public notice of the grant to seek reconsideration or review of that grant. The FCC normally has approximately an additional ten days to set aside that grant on its own motion.

         Pursuant to the Telecom Act, the limit on the number of radio stations one entity may own nationally has been eliminated and the limits on the number of radio stations one entity may own locally have been increased as follows: (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM), (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service, (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. FCC ownership rules continue to permit an entity to own one FM and one AM station locally regardless of market size. For the purposes of these rules, in general, a radio station being programmed pursuant to an LMA by an entity is not counted as an owned station for purposes of determining the programming entity's local ownership limits unless the entity already owns a radio station in the market of the station with which the entity has the LMA; a radio station whose advertising time is being sold pursuant to a JSA is currently not counted as an owned station of the entity selling the advertising time even if that entity owns a radio station in the market of the station with which the entity has the JSA. As a result of the elimination of the national ownership limits and the liberalization of the local ownership limits effected by the Telecom Act, radio station acquisitions are subject to antitrust review by the DOJ even if approved by the FCC. The DOJ has also indicated an intention to review such acquisitions carefully. The DOJ has articulated what it believes to be the relevant market for competitive analysis in the radio broadcasting industry, but no court has determined its validity.

         The Communications Act and FCC rules also prohibit the common ownership, operation or control (i) of a radio broadcast station and a television broadcast station serving the same geographic market, subject to a presumptive waiver of such prohibition for stations located in the largest television markets if certain conditions are satisfied (the Telecom Act directs the FCC to extend such waiver policy to the top 50 television markets), and (ii) of a radio broadcast station and a daily newspaper serving the same geographic market. Under these rules, absent waivers, the Company would not be permitted to acquire any daily newspaper or television broadcast station (other than low-power television) in any geographic market in which it owns broadcast properties. The FCC has pending an inquiry to determine whether it should liberalize its waiver policy with respect to common ownership of a daily newspaper and one or more radio stations in the same market.

         The FCC generally applies its ownership limits to "attributable" interests held by an individual, corporation, partnership or other association. In the case of corporations holding (or through subsidiaries controlling) broadcast licenses, the interests of officers, directors and those who, directly or indirectly, have the right to vote 5% or more of the corporation's stock (or 10% or more of such stock in the case of insurance companies, investment companies and bank trust departments that are passive investors) are generally attributable, except that, in general, no minority voting stock interest will be attributable if there is a single holder of more than 50% of the outstanding voting power of the corporation. Also, under certain circumstances, the FCC's "cross-interest" policy may prohibit one party from acquiring an attributable interest in one media outlet (newspaper, radio and television station) and a substantial non-attributable economic interest in another media outlet in the same market. The FCC has outstanding a notice of proposed rulemaking that, among other things, seeks comment on whether the FCC should modify its attribution rules by (i) restricting the availability of the single majority stockholder exemption, (ii) attributing under certain circumstances certain interests such as non-voting stock or debt, and (iii) attributing JSAs under certain circumstances. The Company cannot predict the outcome of this proceeding or how it will affect the Company's business.

         Robert F.X. Sillerman, a significant stockholder who has non-voting common and preferred stock interests in the Company, is Executive Chairman of SFX, a publicly traded radio broadcasting company, which has or proposes to have attributable interests in radio stations. Heretofore, the FCC has not considered Mr. Sillerman's interest in the Company to be an attributable one. However, Mr. Sillerman's non-voting stock interests in the Company are convertible into voting stock interests under certain circumstances, including the receipt of necessary FCC approval. The FCC is examining, through outstanding rulemaking proceedings, whether to change the criteria for considering an interest to be attributable. Some commenters in the rulemaking proceedings have urged that the test of attribution should not be voting power but rather influence over the licensee. If the FCC were to determine that Mr. Sillerman's interest in the Company was attributable, then Mr. Sillerman might be required to reduce the number of his attributable interests to the then-applicable permissible limits contained in the FCC's ownership rules.

         The Communications Act prohibits the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation of which more than 20% of the capital stock is owned of record or voted by non-U.S. citizens or their representatives or a foreign government or a representative thereof or a corporation organized under the laws of a foreign country ("Aliens"). The Communications Act also authorizes the FCC, if the FCC determines that it would be in the public interest, to prohibit the issuance of a broadcast license to, or the holding of a broadcast license by, any corporation directly or indirectly controlled by any other corporation of which more than 25% of the capital stock is owned of record or voted by Aliens. The Company has been advised that the FCC staff has interpreted this provision to require a finding that such a grant or holding would be in the public interest before a broadcast license may be granted to or held by any such corporation. The Company has also been advised that the FCC staff has made such a finding only in limited circumstances. The FCC has issued interpretations of existing law under which these restrictions in modified form apply to other forms of business organizations, including partnerships. As a result of these provisions, the licenses granted to the radio station subsidiaries of the Company by the FCC could be revoked if, among other restrictions imposed by the FCC, more than 25% of the Company's stock were directly or indirectly owned or voted by Aliens. The Certificate of Incorporation contains limitations on Alien ownership and control of the Company that are substantially similar to those contained in the Communications Act.

         Local Marketing Agreements. Over the past few years, a number of radio stations, including certain of the Company's stations, have entered into what have commonly been referred to as LMAs. While these agreements may take varying forms, pursuant to a typical LMA, separately owned and licensed radio stations agree to enter into cooperative arrangements of varying sorts, subject to compliance with the requirements of antitrust laws and with the FCC's rules and policies. Under these types of arrangements, separately-owned stations could agree to function cooperatively in terms of programming, advertising sales, etc., subject to the requirement that the licensee of each station shall maintain independent control over the programming and operations of its own station. One typical type of LMA is a programming agreement between two separately-owned radio stations serving a common service area, whereby the licensee of one station programs substantial portions of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments. Such arrangements are an extension of the concept of "time brokerage" agreements, under which a licensee of a station sells blocks of time on its station to an entity or entities that program the blocks of time and which sell their own commercial advertising announcements during the time periods in question.

       The FCC has specifically revised its cross-interest policy to make that policy inapplicable to time brokerage arrangements. Furthermore, over the past few years, the staff of the FCC's Mass Media Bureau has held that LMAs are not contrary to the Communications Act, provided that the licensee of the station which is being substantially programmed by another entity maintains complete responsibility for and control over programming and operations of its broadcast station and assures compliance with applicable FCC rules and policies.

       The FCC's multiple ownership rules specifically permit radio station LMAs to continue to be entered into and implemented, but provide that a licensee of a station that brokers more than 15% of the time on another station serving the same market will be considered to have an attributable ownership interest in the brokered station for purposes of the FCC's multiple ownership rules. As a result, in a market in which the Company owns a radio station, the Company would not be permitted to enter into an LMA with another local radio station in the same market that it could not own under the local ownership rules, unless the Company's programming constitutes 15% or less of the other local station's programming time on a weekly basis. The FCC's rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another station in the same broadcast service (i.e., AM-AM or FM-FM) through a time brokerage or LMA arrangement where the brokered and brokering stations which it owns or programs serve substantially the same area.

         Joint Sales Agreements. Under a typical JSA, the licensee of one radio station sells the advertising time of another licensee's radio station. Currently, JSAs are not deemed by the FCC to be attributable. However, the FCC has outstanding a notice of proposed rulemaking concerning, among other things, whether JSAs should be considered attributable interests under certain circumstances. If JSAs become attributable interests as a result of such rulemaking, the Company would be required to terminate any JSA it might have with a radio station with which the Company could not have an LMA.

         The DOJ has indicated that it may consider that a JSA between radio broadcasters in the same market violates the antitrust law's prohibition against competitors agreeing on prices. The Company's JSA in the Wichita, Kansas market (which was terminated) has been, and the Citadel JSA in the Colorado Springs, Colorado market and the Spokane, Washington market are being, investigated by the DOJ, but the DOJ has not indicated its regulatory decision.
See "--Citadel JSA."

         Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain type of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community, and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. In addition, licensees must develop and implement affirmative action programs designed to promote equal employment opportunities, and must submit reports to the FCC with respect to these matters on an annual basis and in connection with a renewal application.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

         Proposed Changes. The Congress and/or the FCC have under consideration, and in the future may consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could affect, directly or indirectly, the operation, ownership and profitability of the Company's radio broadcast stations, result in the loss of audience share and advertising revenues for the Company's radio broadcast stations and affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions. Such matters may include: changes to the license renewal process; spectrum use or other fees on FCC licensees; revisions to the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in the broadcasting industry; proposals to change rules relating to political broadcasting; technical and frequency allocation matters; proposals to permit expanded use of FM translator stations; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership and attribution policies; changes to broadcast technical requirements; delivery by telephone companies of audio and video programming to the home through existing phone lines; proposals to limit the tax deductibility of advertising expenses by advertisers; and proposals to auction the right to use the radio broadcast spectrum to the highest bidder.

         The FCC has authorized the use of a new technology, digital audio broadcasting ("DAB"), to deliver audio programming by satellite and is considering terrestrial DAB. In April 1997, the FCC awarded two licenses for DAB. DAB will provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats to local and national audiences. It is not presently known precisely how this technology may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies.

         The Company cannot predict what other matters might be considered in the future by the FCC and/or Congress. The implementation of the Telecom Act or any of these proposals or changes may have a material adverse impact on the Company's business, competitive position or results of operations.

FORWARD-LOOKING INFORMATION

         Except for the historical information contained in this Form 10-KSB, certain items herein, including without limitation certain matters discussed under "Item 3. Legal Proceedings" and under "Part II. Item 6. Management's Discussion and Analysis or Plan of Operation" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including without limitation the effect of economic and market conditions, the impact of current or pending legislation and regulation, the ability to obtain financing, the level and volatility of interest rates and the other risks and uncertainties detailed in "-- Competition" and "--Federal Regulation of Radio Broadcasting" and in the MD&A.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The types of properties required to support each of the Company's radio stations include offices, studios, transmitter sites and antenna sites. A station's studios are generally housed with its offices in downtown or business districts. Transmitter sites are generally located so as to provide maximum market coverage.

         The Company's corporate headquarters are leased and located in San Diego, California. Principally, the Company's offices, studio and transmitter sites are leased with lease terms that expire within one to 19 years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years or in leasing other space if required. The Company owns substantially all of the equipment used in its radio broadcasting business.

         The Company believes that its properties are in good condition and suitable for its operations, however, the Company continually looks for opportunities to upgrade its properties.

ITEM 3.  LEGAL PROCEEDINGS.

         At the end of 1996, the Company received a subpoena from the DOJ, seeking information related to the Company's JSAs in the Wichita, Kansas; Spokane, Washington and Colorado Springs, Colorado markets. The Company responded to the subpoena in or about February 1997 and has provided supplemental information requested by the DOJ.
See "Item I.  Description of Business--Citadel JSA."

         In the opinion of management, there are no other material threatened or pending legal proceedings against the Company, that if adversely decided, would have a material effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Company held its Annual Meeting of Stockholders on November 13, 1996 and incorporates by reference herein the information included in the section entitled "Item 4. Submission of Matters to a Vote of Security Holders" of its report on Form 10-QSB for the quarterly period ended September 30, 1996, which was filed with the Securities and Exchange Commission (the "Commission") on November 14, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION FOR SECURITIES

         The Company's Class A Common Stock and the Depositary Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, $.01 par value per share (the "Depositary Shares"), are quoted on the Nasdaq SmallCap Market under the symbols TBCOA and TBCOL, respectively. The high and low bid prices for the Class A Common Stock and Depositary Shares for the quarters indicated are as reported by Nasdaq and reflect interdealer prices, without retail markup, markdown or commissions and may not represent actual transactions.

                                        CLASS A COMMON STOCK(1)                                 DEPOSITARY SHARES(2)
                                        -----------------------                                 --------------------
                                  1996                               1995                                1996
                          --------------------               --------------------               --------------------
QUARTER ENDED             HIGH             LOW               HIGH             LOW               HIGH             LOW
-------------             ----             ---               ----             ---               ----             ---
March 31                 11 3/8           10 1/4              --               --               11 1/8          10 1/4
June 30                  10 3/4            7 7/8              --               --               11 1/4           9 5/8
September 30              9 1/8            6 3/4            13 1/4             7                11               8 3/4
December 31              10 1/8            8                12 1/8            10 3/4            11               8

--------------------

(1)      The Class A Common Stock was first quoted on September 8, 1995.
(2)      The Depositary Shares were first quoted on March 5, 1996.

         As of April 1, 1997, there were two holders of record of the Company's outstanding Class A Common Stock and Depositary Shares and one holder of record of the Company's outstanding Class B Common Stock. This information does not include beneficial owners of the Company's Class A Common Stock or Depositary Shares held in the name of a broker, dealer, bank, voting trustee or other nominee. There is no public trading market for the Class B Common Stock, the Class C Common Stock and the Class D Common Stock which are held of record by four holders and two holders, respectively.

         The Company has not paid any dividends on its common stock. The holders of the Depositary Shares have received and are entitled to receive when, as, and if dividends are declared on the Preferred Stock by the Board of Directors out of funds legally available therefor, cumulative preferential dividends accruing at the rate of 9% per annum (or $.945 per Depositary Share per annum), payable quarterly in arrears on each March 31, June 30, September 30, and December 31. Accumulated unpaid dividends bear interest at a rate of 10.5% per annum. Except for payment of the dividends with respect to the Depositary Shares, the Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its other securities in the foreseeable future. The decision whether to pay dividends will be made by the Board of Directors in light of conditions then existing, including the Company's results of operations, financial condition and requirements, business conditions and other factors.

         The Credit Agreement provides that during the pendency of an event of default, the Company's ability to pay cash dividends with respect to the Depositary Shares will be restricted. The Company anticipates that the Proposed Credit Agreement will contain a similar provision.

RECENT SALES OF UNREGISTERED SECURITIES

         In January and April 1997, the Company issued 22,464 and 23,725 shares, respectively, of Class A Common Stock, in connection with the acquisition of certain radio stations from Southern Skies Corporation. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. A registration statement with respect to the 22,464 shares of Class A Common Stock issued in January 1997 has been declared effective by the Commission. The Company anticipates filing a registration statement with respect to the 23,725 shares.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, consummation of the Pending Acquisitions and the Little Rock Disposition, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

         The Company owns and operates radio stations primarily in medium and small markets in the Midwestern and Western United States. The Company currently owns and operates, sells advertising on behalf of or provides programming to 23 FM and 10 AM radio stations in seven markets. Upon consummation of the Pending Acquisitions and the Little Rock Disposition, the Company will own and operate, sell advertising on behalf of or provide programming to 32 radio stations and one radio network in six markets.

         On February 12, 1997, the Company changed its fiscal year end to December 31, effective December 31, 1996. As used herein, "Transition Period 1996" refers to the nine month period from April 1, 1996 to December 31, 1996 and "Fiscal Year 1996" refers to the twelve month period from April 1, 1995 to March 31, 1996.

         The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow. "Broadcast Cash Flow" is defined as net revenues less station operating expenses. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

         The primary source of the Company's revenues is the sale of advertising time on its radio stations. The Company's most significant station operating expenses are employee salaries and commissions, programming expenses and advertising and promotional expenditures. The Company seeks to reduce expenses at the stations by implementing cost controls, operating the stations as groups in their respective markets and lowering overhead by combining and centralizing administrative and financing functions of its stations.

         The Company's revenues are primarily affected by the advertising rates its radio stations charge. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by Arbitron (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company seeks to diversify the formats on its stations, which helps to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing audience levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. In Transition Period 1996, approximately 86% of the Company's revenues (exclusive of Citadel JSA fees received) were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

         The radio broadcasting industry is highly competitive. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. See "Part I. Item 1. Description of Business--Competition."

         The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year, and the fourth calendar quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

RESULTS OF OPERATIONS

         The Company's consolidated financial statements are not directly comparable from period to period due to acquisition activity. The Company's acquisitions during the period from September 13, 1995, the date the Company commenced radio station operations, to December 31, 1996, all of which have been accounted for using the purchase method of accounting, were as follows:

         1995 Acquisitions and Operating Agreements: In September 1995, the Company acquired KRBB-FM, KFH-AM, KWSJ-FM (formerly KXLK-FM) and KQAM-AM, each operating in the Wichita, Kansas market (the "Initial Wichita Stations"). In addition, the Company entered into a JSA to sell all of the advertising time on KEYN-FM, also operating in the Wichita, Kansas market.

         1996 Acquisitions and Operating Agreements: In January 1996, the Company acquired KTGL-FM and KZKX-FM, both operating in the Lincoln, Nebraska market (the "Initial Lincoln Stations"). In April 1996, the Company acquired KTNP-FM (formerly KRRK-FM) and KXKT-FM, both operating in the Omaha, Nebraska market, and KALE-AM and KIOK-FM, both operating in the Tri-Cities, Washington market. In May 1996, the Company acquired KISC-FM, KNFR-FM and KAQQ-AM, each operating in the Spokane, Washington market. The Company had been operating these stations pursuant to an LMA since March 1, 1996. In addition, the Company had assumed the rights and obligations under two JSAs related to KCDA-FM and KNJY-FM, both also operating in the Spokane, Washington market. Further, in November 1996, the Company acquired KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM, each operating in the Colorado Springs, Colorado market; KEYF-FM, KEYF-AM, KUDY-AM and KKZX-FM, each operating in the Spokane, Washington market; KEYN-FM, operating in the Wichita, Kansas market; and KEGX-FM and KTCR-AM, both operating in the Tri-Cities, Washington market (the "Tri-Cities Stations"), and assumed an LMA for radio station KNLT-FM, also operating in the Tri-Cities, Washington market. The Company had operated the Colorado Springs and Spokane Stations acquired in November 1996 under an LMA since January 1996. These stations are subject to the Citadel JSA, pursuant to which Citadel sells all the advertising time on these stations. The Company had also operated the Tri-Cities Stations acquired from Pourtales in November 1996 under an LMA from July to November 1996. In June 1996, the Company acquired KIBZ-FM and KKNB-FM, both also operating in the Lincoln,

Nebraska market. The Company had sold advertising on KIBZ-FM and KKNB-FM pursuant to a JSA since January 1996. Further, during the four months ended December 31, 1996, the Company sold advertising on radio stations KKRD-FM, KRZZ-FM and KNSS-AM, each operating in the Wichita, Kansas market, pursuant to a JSA ("Wichita JSA"), which terminated on December 31, 1996.

TRANSITION PERIOD 1996 COMPARED TO FISCAL YEAR 1996

         Net revenues increased to approximately $16.9 million in the Transition Period 1996 from approximately $3.2 million for Fiscal Year 1996 primarily as a result of acquisitions and operating agreements entered into during the Transition Period 1996. Net revenues from the stations owned and operated by the Company as of December 31, 1996 (excluding the Wichita JSA) were approximately $21.4 million for calendar year 1996 which is comparable to the net revenues on a same station basis for calendar year 1995, despite the impact of format changes at three stations during the Transition Period 1996 which resulted in anticipated temporary declines in revenues at the related stations. Net revenues during the Transition Period 1996 were also impacted by disruptions in sales efforts as a result of restructuring of sales management and turnover of sales staff during the periods after the acquisitions of stations. The Company expects the impact of these disruptions to continue in the short term and may experience similar disruptions in the future.

         Station operating expenses increased to approximately $12.0 million in Transition Period 1996 from approximately $2.7 million for the Fiscal Year 1996 primarily due to the inclusion of expenses related to the acquisitions and operating agreements entered into during the Transition Period 1996. On a same station basis for the radio stations owned and operated by the Company as of December 31, 1996 (excluding the Wichita JSA), operating expenses for the calendar year 1996 declined 5% as compared to calendar year 1995. The benefits of the Company's cost reduction programs and efficiencies of combined operations in the markets served were not fully implemented during the period and were offset by increased promotional expense principally related to station format changes in three of its markets. In addition, selling costs increased due to restructuring and turnover of sales staff.

         Broadcast Cash Flow for the Transition Period 1996 was approximately $4.9 million with a Broadcast Cash Flow Margin (Broadcast Cash Flow as a percentage of net revenues) of 29% versus Broadcast Cash Flow of approximately $446,000 and Broadcast Cash Flow Margin of 14% for the Fiscal Year 1996. On a same station basis, Broadcast Cash Flow increased $863,000 to approximately $5.3 million for the calendar year 1996 from approximately $4.4 million for calendar year 1995 principally as a result of the cost reduction programs begun during the Transition Period 1996. During the period that the Company operated Colorado and Spokane Stations pursuant to an LMA, the Company recognized as net revenue the Citadel JSA fee. As of November 22, 1996, when the Company purchased the Colorado and Spokane Stations, the Company included the related stations' operating expenses in its consolidated statement of operations as expenses and the reimbursement of the expenses and the Citadel JSA fee as revenues. The inclusion of the reimbursement expenses results in a permanent reduction in the Company's Broadcast Cash Flow Margin. See "Item 1. Description of Business--Citadel JSA."

         Depreciation and amortization expense for the Transition Period 1996 was approximately $1.3 million versus approximately $321,000 for the Fiscal Year 1996. The increase was attributable to the additional depreciation of fixed assets and amortization of intangible assets resulting from acquisitions consummated during the Transition Period 1996.

         Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses for the Transition Period 1996 were approximately $1.4 million as compared to approximately $547,000 in Fiscal Year 1996. The increase in corporate expense is principally the result of the increased number of stations owned, operated or served as well as operating radio stations for nine months versus six months in the prior period. Included in corporate expense are fees paid under the Amended and Restated SCMC Agreement (as defined herein) of approximately $291,000 and $100,000 for the Transition Period 1996 and Fiscal Year 1996, respectively. See "Part III. Item 12. Certain Relationships and Related Transactions--Services Provided by TSC Pursuant to Amended and Restated Financial Consulting Agreement with SCMC." Corporate expense for the calendar year 1996 of approximately $1.7 million is more reflective of the annual on-going cost of the corporate office.

         The Company recorded deferred compensation expense of $318,000 in the Transition Period 1996 and approximately $275,000 in Fiscal Year 1996. This recurring expense, not currently, and in some cases never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in Fiscal Year 1996.

         During the Transition Period 1996, the Company recorded a charge to operations of $300,000 in connection with the estimated legal costs for compliance with the DOJ information requests related to the Company's JSAs in Wichita, Kansas, Spokane, Washington and Colorado Springs, Colorado. See "Part
I. Item 1. Description of Business--Citadel JSA" and "Part I. Item 3. Legal Proceedings."

         Operating income (net revenues less total operating expenses) for the Transition Period 1996 was approximately $1.7 million as compared to an operating loss of $697,000 in the Fiscal Year 1996. The improvement in operating income results principally from the inclusion of nine months results of operations in the Transition Period 1996 for stations acquired during the Fiscal Year 1996 and the additional results of operations, for applicable periods, for stations acquired or subject to operating agreements subsequent to March 31, 1996.

         Net interest expense for the Transition Period 1996 was approximately $1.4 million as compared to approximately $350,000 for the Fiscal Year 1996. The net increase in expense was principally attributable to financing costs related to the delays in closing on certain acquisitions.

         Net income for the Transition Period 1996 was approximately $156,000 versus a net loss of approximately $1.1 million for the Fiscal Year 1996 which includes as an extraordinary item the write-off of unamortized financing costs of $320,000. Net loss applicable to common stock for the Transition Period 1996 was approximately $3.9 million as compared to approximately $1.7 million for the Fiscal Year 1996. The increase in the net loss applicable to common stock was principally due to the provision of nine months of dividends on the Depositary Shares issued in March 1996.

FISCAL YEAR 1996 COMPARED TO PREDECESSOR OPERATIONS

         The Company commenced radio broadcast operations on September 13, 1995 upon completion of the Company's initial public offering (the "Initial Public Offering") and simultaneous acquisition of the Initial Wichita Stations. The following discussion compares the Initial Wichita Stations and the subsequently acquired Initial Lincoln Stations owned at March 31, 1996 on a same station basis as if they had been owned as of January 1, 1995.

         Net revenues (total revenues less agency commissions) for the year ended March 31, 1996 were approximately $3.2 million. On a same station basis, net revenues increased 23% to approximately $8.0 million for the year ended March 31, 1996 from approximately $6.5 million for the year ended March 31, 1995, principally attributable to improved revenues at the Initial Lincoln Stations due to improved ratings.

         Station operating expenses for the year ended March 31, 1996 were approximately $2.7 million. On a same station basis, operating expenses increased 19% to approximately $6.4 million for the year ended March 31, 1996 from approximately $5.4 million for the year ended March 31, 1995, principally attributable to increased variable selling expenses commensurate with increased revenues.

         Broadcast Cash Flow for year ended March 31, 1996 was approximately $446,000, with a Broadcast Cash Flow Margin of 14%. On a same station basis, Broadcast Cash Flow increased 40% to approximately $1.6 million for the year ended March 31, 1996 from approximately $1.1 million for the year ended March 31, 1995, due to the factors described above.

         Depreciation and amortization expenses for the year ended March 31, 1996 was $321,000.

         Corporate expenses (consisting primarily of officer's salary, professional fees and expenses and office expenses for the year ended March 31,
1996) were $547,000, which includes approximately $100,000 in fees paid under the Amended and Restated SCMC Agreement (as defined herein).

         The Company recorded deferred compensation expense of $275,000 in Fiscal Year 1996. This recurring expense, not currently affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors. The Company will incur non-cash compensation expense of (i) approximately $34,000 per quarter through September 2000 in connection with the vesting of the Class B Common Stock and (ii) approximately $55,000 per quarter through October 1997 in connection with the issuance of options to acquire Class A Common Stock to certain of the Company's advisors. There may be additional charges related to the cash-only stock appreciation rights which will be based on the market value of the Class A Common Stock.

         Operating loss (net revenues less total operating expenses) for the year ended March 31, 1996 was approximately $697,000, due to the factors described above.

         Interest income for the year ended March 31, 1996 was approximately $239,000, resulting from the Company's temporary investment of cash obtained from the proceeds of the offering in March 1996 of Depositary Shares representing interests in its Preferred Stock (the "Preferred Stock Offering").

         Interest expense, primarily attributable to borrowings under the $9.0 million credit agreement from AT&T Finance Corporation (the "Initial Loan Agreement") associated with the acquisition of the Initial Lincoln Stations was $590,000.

         The Company incurred an extraordinary loss of $320,000, representing the write-off of the unamortized deferred financing costs associated with the early repayment of the Initial Loan Agreement associated with the acquisition of Initial Lincoln Stations, which was repaid prior to March 31, 1996.

         Net loss for the year ended March 31, 1996 was approximately $1.4 million due to the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's principal sources of funds have been the proceeds from the Initial Public Offering of approximately $12.9 million, the borrowing of $9.0 million under the Initial Loan Agreement, net proceeds of approximately $56.4 million from the Preferred Stock Offering and the borrowing of $40.0 million under the Credit Agreement. The cost of the acquisitions completed through the Transition Period 1996 of approximately $67.1 million, including deposits in connection with the Pending Acquisitions, were financed with the proceeds from the Company's Initial Public Offering, the Preferred Stock Offering and the Credit Agreement. The Company had entered into an agreement to consummate the Omaha Acquisition pursuant to which it will acquire two additional radio stations for an aggregate purchase price of approximately $40.0 million, not including deposits. In order to consummate the Omaha Acquisition, the Company anticipates entering into the Proposed Credit Agreement and borrowing thereunder. The Company also entered into an agreement to consummate the Pinnacle Acquisition and intends to use cash on hand to finance this acquisition. In addition, in April 1997, the Company entered into an agreement for the Little Rock Disposition, for $20.0 million.

         Cash flow from operating activities for the Transition Period 1996 was approximately $1.3 million as compared to cash flow used for operating activities for the Fiscal Year 1996 of $647,000. Cash used in investing activities was approximately $50.6 million and approximately $22.1 million for the Transition Period 1996 and Fiscal Year 1996, respectively. Cash used in investing activities primarily related to the acquisitions of radio stations completed during these periods. Cash flow from financing activities during these periods amounted to approximately $15.5 million and $59.6 million, respectively, principally related to the Initial Public Offering, the Preferred Stock Offering and the Credit Agreement.

         Proposed Credit Agreement. The aggregate purchase price of the Pending Acquisitions is approximately $40.0 million, not including approximately $2.0 million segregated to secure deposits and the $1.7 million contingent portion of the purchase price of the Pinnacle Acquisition. The Company has received a proposal from the Lenders and anticipates receiving a commitment letter with respect to the Proposed Credit Agreement, which the Company intends to use to provide the $40.0 million necessary to consummate the Pending Acquisitions. The Company's ability to borrow funds under the Proposed Credit Agreement will be conditioned on meeting certain financial ratios discussed below and therefore, the maximum amounts actually available to the Company at any particular time may be substantially less.

         The Company believes that the Proposed Credit Agreement will consist of four senior secured credit facilities. The first facility will be an 18-month term loan in the amount of $20.0 million (the "Little Rock Facility"). The Little Rock Facility will bear interest at LIBOR + 3.25% for so long as the agreement with respect to the Little Rock Disposition is in force, and at rates up to LIBOR + 5.50% if that agreement is no longer in force. The Little Rock Facility must be paid from the proceeds of the Little Rock Disposition, which is anticipated to be consummated during the fourth quarter of 1997 for a sale price of $20.0 million. Clear Channel, the buyer, has agreed to guarantee the Little Rock Facility if the FCC and HSR approvals required to consummate the Little Rock Disposition are not obtained within six months after the filings requesting such approvals, and has agreed to loan the Company $20.0 million to repay the Little Rock Facility if such approvals are not obtained within 18 months after such filings.

         The second facility contemplated will be a seven-year revolver in the maximum amount of $35.0 million (the "Initial Revolver"). The Initial Revolver will bear interest at a rate based, at the Company's option, on LIBOR or an alternative base rate which is substantially equivalent to the Lenders' prime rate. The interest rate may vary from LIBOR + 1.50% (or the alternative base rate + 0.50%) to LIBOR + 2.75% (or the alternative base rate + 1.75%), based upon the Company's consolidated leverage ratio. The amount available under the Initial Revolver decreases on a quarterly basis, in amounts ranging from $350,000 per quarter in mid-1998 to approximately $1.0 million per quarter in 2004.

         The third facility will be a 7.25-year term loan in the maximum amount of $25.0 million (the "Term Loan"). The Term Loan will bear interest at LIBOR + 3.50%. The principal of the Term Loan must be reduced by $125,000 per year (paid on a quarterly basis) beginning June 30, 1998 until 2004, when the balance of the Term Loan will become due.

         The final facility will be a reducing revolver in the maximum amount of $20.0 million, effective upon repayment of the Little Rock Facility (the "Acquisition Revolver"). The payment and interest schedules for the Acquisition Revolver are anticipated to be substantially similar to those of the Term Loan. The Acquisition Revolver will be available to fund acquisitions by the Company that are permitted pursuant to the terms of the Proposed Credit Agreement.

          The Company believes that its ability to borrow under the Proposed Credit Agreement will be conditioned upon having a ratio of total debt (excluding the Little Rock Facility) to pro forma combined Broadcast Cash Flow (excluding the Broadcast Cash Flow of the Company's Little Rock stations) of initially 6.0, and the ratio will be reduced periodically, resulting in a ratio of 3.0 by the year 2001. The pro forma combined historical 12 month trailing Broadcast Cash Flow of the Company as of March 31, 1997, giving effect to the Pending Acquisitions and the Little Rock Disposition, was approximately $10.2 million. As a result, as of March 31, 1997, the Company would have been able to borrow the entire $80.0 million under the Proposed Credit Agreement. The Company anticipates borrowing substantially all of $80.0 million available under the Proposed Credit Agreement to repay the outstanding balance under the Credit Agreement and to consummate the Pending Acquisitions.

         There can be no assurance that the Company will be able to enter into the Proposed Credit Agreement or that the stations will achieve the cash flow levels required thereunder to obtain the financing necessary to fund the Pending Acquisitions. In addition, the ability of the Company to borrow under the Proposed Credit Agreement or obtain other financing may be restricted by the requirement to maintain certain financial ratios under the terms of the Preferred

Stock. If the Company does not enter into the Proposed Credit Agreement or is unable to borrow thereunder, there can be no assurance that it will otherwise be able to obtain the financing necessary to consummate the Pending Acquisitions on terms comparable to the terms of the Proposed Credit Agreement or on terms acceptable to the Company.

         It is anticipated that the Company will be able to meet its obligations, including debt service and dividend requirements, during the year ending December 31, 1997. In order to fund future debt service and dividend payments from operating income, the Company will have to improve the operating results of its current radio stations and those to be acquired in the Pending Acquisitions. The Company's ability to make these improvements will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

         The Company will be required to incur additional indebtedness or raise additional equity financing in connection with future acquisitions of radio properties and is likely to need to incur or raise such additional financing when the balloon payment is due in 2004 under the Proposed Credit Agreement. There can be no assurance that the Company will be able to incur such additional indebtedness or raise additional equity on terms acceptable to the Company. Without such sources of funding, it is unlikely that the Company will be able to implement its acquisition strategy.

         In pursuing the Company's acquisition strategy, management is also aware that the Company's current group of stations combined with the aggressive thrust towards consolidation in the industry may, at a future time, present an attractive opportunity to maximize stockholder value through a sale of the Company's assets by the combination of the Company's business with that of a larger broadcasting company. The Company has engaged The Sillerman Companies ("TSC") to actively explore alternatives to maximize stockholder value and will continue to consider all available opportunities.

ITEM 7.  FINANCIAL STATEMENTS.

         See Financial Statements on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no changes in the Company's independent accountants or disagreements with the Company's independent accountants on accounting matters or financial disclosures.

                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:



      NAME                    AGE                  POSITION
-----------------------    --------    ----------------------------------------
 John D. Miller               52              Chairman of the Board

 Norman Feuer                 59              Chief Executive Officer,
                                              President and Director

 Dennis R. Ciapura            51              Director

 Frank E. Barnes III          47              Director

 Jeffrey W. Leiderman         50              Director

 Jan E. Chason                51              Chief Financial Officer and
                                              Treasurer


         The Amended and Restated Certificate of Incorporation of the Company authorizes the Board of Directors to fix the number of directors from time to time, but at no less than two directors. The Board of Directors has fixed the number of directors at five. The holders of the Depositary Shares and the Class A Common Stock voting together as a single class, with each Depositary Share entitled to 4/5 of a vote and each share of Class A Common Stock entitled to one vote, are entitled to elect two of the Company's directors (the "Independent Directors"). Messrs. Barnes and Leiderman are the Independent Directors elected at the Company's 1996 Annual Meeting. The remaining directors are elected by the holders of the Depositary Shares, the Class A Common Stock and the Class B Common Stock, with the holders of the Depositary Shares having 4/5 of a vote per share, the holders of the Class A Common Stock having one vote per share and the holders of the Class B Common Stock having ten votes per share. Directors hold office until the next annual meeting of stockholders following their election or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. In the event dividends on the Depositary Shares are in arrears and unpaid for six quarterly dividend periods, the holders of the Depositary Shares (voting separately as a class) will be entitled to vote for the election of two additional directors of the Company, subject to certain limitations.

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

         JOHN D. MILLER has served as Chairman of the Board of Directors of the Company since June 30, 1995. Mr. Miller has been the President of Rothschild Ventures, Inc., a private investment group, since July 1995. In addition, Mr. Miller was the President of Starplough, Inc. from February 1994 to June 1995. Mr. Miller formed Starplough, Inc. as a private investment company focusing on investing in medium-sized companies. He was the Managing Director of Clipper Group, a private equity investment group, from March 1993 to March 1994. From 1969 to 1994, Mr. Miller served in various capacities with The Equitable, a full service insurance and investment company. Immediately prior to his retirement from The Equitable in 1994, Mr. Miller served as the President and Chief Executive Officer of Equitable Capital Management Corp., an investment and advisory subsidiary of The Equitable.

         NORMAN FEUER has served as President, Chief Executive Officer and a Director of the Company since June 30, 1995. In addition, Mr. Feuer served as acting Chief Financial Officer and Treasurer from June 1996 until November 1996. Prior to September 13, 1995, Mr. Feuer was acting as the Chief Operating Officer responsible for the day-to-day operations of all of the radio stations owned by Pourtales which sold radio stations to the Company. From 1990 to 1992, Mr. Feuer served as a consultant to numerous radio broadcasting companies. From 1985 to 1990, Mr. Feuer served as the Executive Vice President and Chief Operating Officer of Noble Broadcasting Group, then one of the largest independently owned radio companies in the United States. From 1983 to 1985, Mr. Feuer served as the President of the Radio Division of Viacom, Inc. From 1970 to 1983, Mr. Feuer served as vice president and general manager of several radio station properties. From 1967 to 1970, Mr. Feuer served in various capacities for CBS Radio.

         FRANK E. BARNES III has served as a Director of the Company since October 30, 1995. He has been the Executive Director of Carolina Barnes Corporation, an investment and merchant banking firm, since August 1989. Carolina Barnes Corporation, through its affiliate, Carolina Barnes Capital, Inc., which is owned by Mr. Barnes, has provided corporate financial services for companies in media, entertainment, communications, maritime transportation and real estate since 1989. His previous experience includes senior corporate finance positions at major Wall Street firms and he currently serves on the boards of B&H Bulk Carriers Ltd. and Carolina Barnes Capital, Inc.

         DENNIS R. CIAPURA has served as a Director of the Company since October 30, 1995. He is the President of Performance Broadcasting, which has provided consulting services since October 1995 to SFX in the area of capital planning and control, acquisition due diligence and technology management. From January 1995 to October 1995, Mr. Ciapura was Senior Vice President of SFX. From August 1986 to December 1995, he was an Executive Vice President for Noble Broadcasting Group.

         JEFFREY W. LEIDERMAN has served as a Director of the Company since October 30, 1995. He has been the President of Leiderman Associates, which provides insurance and financial consulting services, since 1970. Between 1982 and 1987, he served as the Chairman of the Board of two public companies, American Medical Technology, Inc. and American Pipeline & Exploration Co. He was a board member of Minami International Corp., a Japanese trading and manufacturing company from 1987 to 1991.

BUSINESS EXPERIENCE OF OFFICERS WHO ARE NOT DIRECTORS

         JAN E. CHASON has served as Chief Financial Officer of the Company since November 13, 1996. Since June 1996, Mr. Chason has been serving as a consultant to Sillerman Communications Management Corporation ("SCMC") and
TSC. Mr. Chason is also the principal in JEC Consulting Associates, which was organized in October 1994 and specializes in providing financial consulting and advisory services to companies. From 1982 until September 30, 1994, Mr. Chason was a Partner in the accounting firm of Ernst & Young LLP.

         KRAIG G. FOX, 28, has served as the Secretary of the Company since June 24, 1996. Since December 1993, Mr. Fox has been Manager-Business and Legal Affairs for TSC. Mr. Fox has been Secretary of The Marquee Group, Inc. ("Marquee"), a publicly-traded company engaged in various aspects of sports-related media, since July 1995 and had served as Secretary to Multi-Market Radio, Inc., a publicly-traded company engaged in the ownership and operation of radio stations ("MMR"), from April 1995 until November 1996, when Multi-Market Radio, Inc. was acquired by SFX. Mr. Fox earned a J.D. degree from Hofstra University in 1993.

PRINCIPAL EXECUTIVE OFFICERS OF THE SILLERMAN COMPANIES

         Information is set forth below with respect to Messrs. Sillerman and Tytel, who make significant contributions to the business of the Company through their positions with TSC, which provides consulting and advisory services to the Company, and with SCMC. TSC provides services to the Company on behalf of SCMC which has retained final responsibility for the performance of its agreement with the Company. Messrs. Sillerman and Tytel, under the direction of the Chief Executive Officer and the Board of Directors of the Company, have assisted, and will continue to assist, the Company in planning and negotiating acquisitions of radio stations as well as obtaining financing and maintaining the Company's ongoing relationships with financial institutions. See "Item 12. Certain Relationships and Related Transactions--Services Provided by TSC Pursuant to Amended and Restated Financial Consulting Agreement with SCMC" and "--Additional Arrangements with SCMC, SFX and Radio Investors."

         Robert F. X. Sillerman, 49, has been the Executive Chairman of the Board of SFX since July 1, 1995, and from 1992 through June 30, 1995, he served as Chairman of the Board of Directors and Chief Executive Officer of SFX. Mr. Sillerman has been Chairman of the Board and Chief Executive Officer of SCMC, a private investment company which makes investments in and provides financial consulting services to companies engaged in the media business and of TSC, a private company that makes investments in and provides financial advisory services to media-related companies, since their formation more than five years ago. In addition, Mr. Sillerman has been Chief Executive Officer of Radio Investors, Inc. ("Radio Investors") since February 1995 and, through privately held entities, controls the general partner of Sillerman Communication Partners, L.P. Mr. Sillerman is also the Chairman of the Board and a founding stockholder of Marquee, a publicly-traded company organized in 1995 which is engaged in various aspects of sports-related media. For the last twenty years, Mr. Sillerman has been a senior executive of and principal investor in numerous entities operating in the broadcasting business. In 1993, Mr. Sillerman became the Chancellor of the Southampton campus of Long Island University.

         Howard J. Tytel, 50, has been a Director and the Executive Vice President and Secretary of SFX since 1992 and Executive Vice President and General Counsel of SCMC and TSC since their formation more than five years ago. In addition, Mr. Tytel has been Executive Vice President and General Counsel of Radio Investors since February 1995 and is a Director and a founder of Marquee. Mr. Tytel was a Director of Country Music Television from 1988 to 1991. From March 1995 until March 1997, Mr. Tytel was a Director of Interactive Flight Technologies, Inc., a publicly-traded company providing computer-based in-flight entertainment. For the last twenty years, Mr. Tytel has been associated with Mr. Sillerman in various capacities with entities operating in the broadcasting business. Since 1993, Mr. Tytel has been Of Counsel to the law firm of Baker & McKenzie, which currently represents the Company, SFX, and other entities with which Messrs. Sillerman and Tytel are affiliated on various matters.

SECTION 16(A) BENEFICIAL OWNERSHIP OF REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities (collectively, the "Covered Shareholders"), to file with the Commission initial reports of ownership and reports of changes of ownership of certain equity securities of the Company. Covered Shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. Section 16(b) of the Exchange Act requires the Covered Shareholders to return to the Company any profit resulting from the purchase and sale of the Company's securities consummated within a period of less than six months.

         Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during the Transition Period 1996, all filing requirements applicable to its Covered Shareholders were complied with.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The table below sets forth all reportable compensation awarded to, earned by or paid to the Chief Executive Officer (the "Named Executive Officer") for services rendered in all capacities to the Company and its subsidiaries. No other individual officer received annual compensation in excess of $100,000 for Transition Period 1996. The Company pays SFX $5,500 per month as compensation for services provided to the Company by TSC for the functions of Chief Financial Officer, Secretary, Treasurer, accounting and investor relations. See "Item 12. Certain Relationships and Related Transactions--Additional Arrangements with SCMC, SFX and Radio Investors."

                                            SUMMARY COMPENSATION TABLE


                                                ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                             -------------------------------------------------   ---------------------------------------
                                                                                                 AWARDS
                                                                                 ---------------------------------------
                                                                OTHER ANNUAL     RESTRICTED STOCK  SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION  YEAR    SALARY ($)   BONUS ($)     COMPENSATION($)     AWARD(S) ($)      OPTIONS/SARS(#)
            (A)              (B)       (C)          (D)            (E) (3)             (F)                (G)
---------------------------  -----  -----------  -----------   ----------------  -----------------  --------------------
Norman Feuer              Transition  113,400    50,000(1)           (2)
Chief Executive Officer    Period
                            1996
                           Fiscal    81,250(3)   70,000(4)                          60,000(6)           15,000(5)
                            Year
                            1996
------------------

(1)      On April 30, 1997, the Board of Directors approved a bonus for Mr. Feuer in the amount of $50,000 in recognition of the Company's performance during Transition Period 1996 and pursuant to the bonus clauses in Mr.
         Feuer's employment agreement. The bonus was offset against loans granted to Mr. Feuer during Transition Period
         1996. See "--Employment Agreement."
(2)      The aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the salary and bonus for the Named Executive Officer in Transition Period 1996 and Fiscal Year 1996.
(3)      Mr. Feuer began receiving a salary when the Company completed its Initial Public Offering on September 13,
         1995.  Accordingly, this amount reflects only six and one half months of salary for Fiscal Year 1996.  Mr.
         Feuer's salary includes compensation for consulting services rendered to Pourtales and the Company was reimbursed by Pourtales pursuant to the Shared Expense Agreement (as defined herein).  See "Item 12.  Certain
         Relationships and Related Transactions--Relationship with Pourtales and Mr. Feuer."
(4)      On April 30, 1996, the Board of Directors approved a bonus for Mr. Feuer in the amount of $70,000 in recognition of the Company's performance in 1996 and pursuant to the bonus clauses in Mr. Feuer's employment agreement. A portion of this bonus was used to offset loans granted to Mr. Feuer during Fiscal Year 1996. See
         "--Employment Agreement."
(5)      On February 8, 1996, Mr. Feuer received an award of 60,000 shares of Series B Convertible Preferred Stock
         (the "Compensation Stock"), which converts into an equal number of shares of Class A Common Stock upon the occurrence of certain events.  The Compensation Stock is non-voting and vests in equal installments over five years beginning on February 8, 1997.  One half of the Compensation Stock automatically converts into shares of Class A Common Stock if the market price per share of Class A Common Stock equals or exceeds
         $14.00 for 20 consecutive trading days, and the balance of the Compensation Stock automatically converts into
         Class A Common Stock if the market price equals or exceeds $15.00 for 20 consecutive trading days.
         Assuming the Compensation Stock converted into 60,000 shares of Class A Common Stock, based on the closing sales price on December 31, 1996, this award would have had a value of $495,000.
(6)      These options were granted on October 30, 1995 and vest in two equal annual installments on October 30, 1996 and October 30, 1997. In addition to the options, on October 30, 1995, Mr. Feuer received the right to a cash bonus in the amount of $90,000, representing the difference between $5.50 (the price of the Class A Common
         Stock at the Initial Public Offering) and $11.50 (the closing price of the Class A Common Stock on October 30,
         1995) multiplied by 15,000. The bonus vests in two equal installments on October 30, 1996 and October 30, 1997 and will be paid upon exercise of Mr. Feuer's options. Mr. Feuer has not exercised any options.

         The following table provides information with respect to stock options held by the Named Executive Officer as of December 31, 1996. The Named Executive Officer was not granted any options during Transition Period 1996 nor did the Named Executive Officer exercise any options during Transition Period 1996.


        AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES


                               NUMBER OF
                              SECURITIES                VALUE OF
                              UNDERLYING           UNEXERCISED IN-THE-
                              UNEXERCISED                 MONEY
                            OPTIONS/SARS AT          OPTIONS/SARS AT
                              FY-END (#)              FY-END ($)(1)
                            ------------------    -------------------
                             EXERCISABLE/             EXERCISABLE/
           NAME              UNEXERCISABLE            UNEXERCISABLE
       -----------------    ------------------    -------------------
        Norman Feuer         7,500/7,500                  0/0

------------------

(1) The options were not in-the-money since the exercise price of $11.50 per share exceeded the closing sales price of the Class A Common Stock on December 31, 1996. However, on that date the exercise of vested options would have entitled the Named Executive Officer to a bonus payment of $45,000. See footnote (6) to the Summary Compensation Table above.

EMPLOYMENT AGREEMENT

         Mr. Feuer has entered into an employment agreement with the Company (the "Employment Agreement"), pursuant to which he has agreed to serve as the Company's President and Chief Executive Officer for an initial term of five years, beginning on September 13, 1995. Mr. Feuer receives an annual base salary of $150,000, with annual increases based on increases in the consumer price index and pursuant to the Board of Directors' recommendation. Mr. Feuer also receives an annual bonus of $25,000 if there are no defaults during the year under any of the Company's financing agreements with its lenders, and, if there are any defaults thereunder which are waived or cured with no material cost to the Company, Mr. Feuer will receive one-half of such bonus and shall receive the remaining one-half at the sole discretion of the Company's Board. Mr. Feuer will also receive an annual bonus of $25,000 upon the Company's achievement of performance goals to be mutually agreed upon, and an additional bonus at the discretion of the Board (the "Discretionary Bonus"). If such Discretionary Bonus is less than $50,000 in any year, the Company will loan Mr. Feuer an amount equal to $50,000 less such Discretionary Bonus. If Mr. Feuer remains employed by the Company for the full term of his five year employment agreement, such loan amounts will be forgiven. The Company loaned Mr. Feuer $25,000 on October 12, 1995, and an additional $25,000 on January 10, 1996. These two loans were offset against the bonus in the amount of $70,000 which was approved by the Board on April 30, 1996 in recognition of the Company's performance in Fiscal year 1996 and pursuant to the bonus clauses described above. In addition, the Company loaned Mr. Feuer $25,000 in each of May, August and October, 1996, and in April 1997 evidenced by promissory notes which bears interest at an annual rate of 8%. The loans granted in May and August 1996 were offset against the bonus in the amount of $50,000 which was approved by the Board on April 30, 1997. On that date the Board also granted Mr. Feuer an additional loan in the amount of $50,000 (the "Additional Loan"). The loans granted in October 1996 and January 1997 have been restated to provide, and the Additional Loan provides, that these loans do not bear interest and mature at September 13, 1998 or, if extended, at the end of the extension period. The loans further provide that in the event of a change of control or upon termination of Mr. Feuer's employment agreement prior to September 13, 1998, unless extended, these loans will be forgiven.

         The Employment Agreement provides that if Mr. Feuer's employment is terminated without "Cause" or in the event of a "Constructive Termination Without Cause," Mr. Feuer will be entitled to a payment equal to 12 months of his base salary and bonuses (excluding the Discretionary Bonus) for the year, prorated through the date of termination. In the event that Mr. Feuer becomes disabled, the Company is obligated to pay his full base salary and bonuses (excluding the Discretionary Bonus) for the first six months of such disability and 75% of his base salary for the remainder of the term of the employment agreement. The Employment Agreement defines "Cause" as conviction of a felony involving moral turpitude which would render Mr. Feuer unable to perform his duties under the Employment Agreement or conduct that constitutes willful gross neglect or willful gross misconduct. "Constructive Termination Without Cause" is defined in the Employment Agreement as a reduction of Mr. Feuer's base salary or the failure of the Company to pay Mr. Feuer's bonuses, the failure to reelect Mr. Feuer to, or the removal of Mr. Feuer from, his position as an officer and director, a diminution of his duties and responsibilities, or the failure of the Company to obtain a written assumption of its obligations under the Employment Agreement by any successor to all or substantially all of the Company's assets within 15 days after a merger or similar transaction.

         In the event Mr. Feuer voluntarily terminates his employment for reasons other than death or disability or a "Constructive Termination Without Cause," Mr. Feuer will be required to surrender to the Company certain of his shares of Class B Common Stock. If the voluntary termination occurs prior to two and one-half years from the date of employment, Mr. Feuer must surrender all of his shares of Class B Common Stock. If the termination occurs after two and one-half years but prior to three and one-half years, after three and one-half years but prior to four and one-half years, or after four and one-half years but prior to five years, he must surrender 50%, 25% and 20%, respectively, of his shares of Class B Common Stock.

DIRECTORS' COMPENSATION

         Each Independent Director receives $1,000 for each meeting of the Board of Directors he attends. In addition, each Independent Director receives $750 for any committee meeting he attends not held in conjunction with a meeting of the Board of Directors. During the Transition Period 1996, each of Messrs. Miller, Leiderman and Barnes also received a one-time cash payment of $15,000. No other compensation is paid to Directors for attending Board of Directors' meetings or committee meetings.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table gives information concerning the beneficial ownership of the Company's voting capital stock as of May 2, 1997 by (i) each person known to the Company to own beneficially more than 5% of any class of Common Stock or Depositary Shares of the Company, (ii) the Named Executive Officer and director and (iii) all directors and executive officers of the Company as a group.


                                  Class A                 Class B                Class D             Depositary
                               Common Stock            Common Stock (2)       Common Stock (2)         Shares (3)
                           ------------------------  --------------------  --------------------- -------------------
                                                                                                                    Percentage
                                                                                                                      of Total
   Name and Address of     Number of    Percent of   Number of   Percent    Number of   Percent    Number    Percent    Voting
  Beneficial Owner (1)      Shares         Class      Shares     of Class    Shares    of Class  of Shares  of Class    Power
------------------------   -----------  -----------  ----------  --------  ----------  --------- ---------- -------- -----------
John D. Miller                 25,000       *           --          --         --          --        --        --         *
Norman Feuer                    7,500(4)    *      244,890(6)      100%        --          --        --        --       23.9%
Frank E. Barnes III                --      --           --          --         --          --        --        --        --
Dennis R. Ciapura               2,500(5)    *           --          --         --          --        --        --         *
Jeffrey W. Leiderman            1,000       *           --          --         --          --        --        --         *
Radio Investors                    --      --           --(6)       --       1,321,921(7)  91.5%     --        --        --(8)
Radio Analysis Associates          --      --           --          --         244,890     17.0%     --        --        --(8)
Robert F.X. Sillerman              --      --           --          --       1,321,921(9)  91.5%     --        --        --(10)
C. Terry Robinson                  --      --           --          --         122,445(11)  8.5%     --        --        --(12)
Dean Witter Discover
   & Co.(13)                  322,487    10.2%          --          --         --          --        --        --        3.1%
Wynnefield Partners Small
   Cap Value, L.P.(14)        295,500     9.4%          --          --         --          --        --        --        2.9%
Morgan Stanley Group,
   Inc.(15)                   305,237     9.7%          --          --         --          --        --        --        3.0%
Wellington Trust Company,
   N.A.(16)                   306,658     9.7%          --          --         --          --      368,000    6.3%       5.9%
Wellington Management
   Company(17)                636,645    20.2%          --          --         --          --      764,000   13.1%      12.2%
All Directors and Executiv
    Officers as a Group
     (6 persons)               36,000(18)  *          244,890      100%        --          --        --        --       24.2%(19)

--------------------------

*        Less than 1%

(1)      Except as otherwise noted, the address of each of the persons named is c/o the Triathlon Broadcasting Company,
         Symphony Towers, 750 B Street, Suite 1920, San Diego, California 92101. The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the disposition of, a security. For purposes of this table, a person is deemed as of April 30, 1997 to have "beneficial ownership" of any security that such person has the right to acquire within 60 days of April 30, 1997. Unless noted otherwise, stockholders possess sole voting and dispositive power with respect to shares listed on this table. This table does not include the Class C Common Stock of the Company, which is non-voting and which is convertible into Class A Common Stock upon transfer. There were
         50,000 shares of Class C Common Stock outstanding on April 30, 1997. This table also does not include 565,000 shares of Series B Convertible Preferred Stock issued on February 8, 1996 which vests in equal parts over a five year period beginning on February 8, 1997. The Series B Convertible Preferred Stock is non-voting and convertible into
         565,000 shares of Class A Common Stock in the event the market price of the Class A Common Stock exceeds certain levels. See "Item 12. Certain Relationships and Related Transactions--Issuances of Securities."

(2)      Each share of Class B Common Stock has ten votes and each share of Class B Common Stock and Class D Common Stock
         (non-voting) automatically converts into one share of Class A Common Stock upon the sale of such stock to a non-affiliate of the Company. In addition, each share of Class D Common Stock is convertible into one share of Class
         B Common Stock or Class A Common Stock at the option of the holder (subject to FCC approval) and in the event the
         Company is in default for borrowed money from an institutional lender and such default has not been cured or waived by such lender. Except as disclosed herein, the Company is not aware of the existence of any arrangements that would result in a change of control of the Company.

(3)      Each Depositary Share has 4/5 of a vote. Assuming the conversion or redemption of all Depositary Shares into shares of Class A Common Stock (at the rate of .833 shares of Class A Common Stock per Depositary Share) and the conversion of the shares of Class D Common Stock into Class B Common Stock, Messrs. Feuer and Sillerman would beneficially own
         68% of the voting power of the Company.

(4)      Consists of options to purchase 7,500 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock
         Option Plan, which are exercisable within 60 days.

(5)      Consists of options to purchase 2,500 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock
         Option Plan, which are exercisable within 60 days.





(6)      Mr. Feuer and Radio Investors, which is substantially owned and controlled by Mr. Sillerman and his affiliates, have entered into an agreement pursuant to which Mr. Feuer has assigned his economic interest in 100,000 shares and has pledged such shares to Radio Investors to secure Mr. Feuer's obligations to deliver 40.835% of the consideration received from the sale of all or a portion of the 244,890 shares owned by Mr. Feuer. In the event Radio Investors exercises its right of first refusal to purchase all 244,890 shares owned by Mr. Feuer (which may require prior FCC approval), it will hold approximately 24% of the voting power without giving effect to the conversion of the Class D
         Common Stock. In addition, varying percentages of Mr. Feuer's shares are subject to surrender to the Company in the event he voluntarily terminates his employment prior to the expiration of the term of his employment agreement. See
         "Item 10. Executive Compensation--Employment Agreement" and "Item 12. Certain Relationships and Related
         Transactions--Agreement between Mr. Feuer and Radio Investors."

(7)      Includes 122,445 shares beneficially owned by Radio Investors by virtue of its 50% ownership of Radio Analysis
         Associates ("Radio Analysis"). See "Item 12. Certain Relationships and Related Transactions--Issuances of
         Securities."

(8)      In the event that all of the shares of Class D Common Stock are converted into Class B Common Stock, Radio Investors would hold of record approximately 48.5% and Radio Analysis would hold of record approximately 9.9% of the total voting power of the Company. In the event that all of the shares of Class D Common Stock are converted into Class A
         Common Stock, the shares of Class D Common Stock held of record by Radio Investors and Radio Analysis would represent approximately 10.2% and 2.1%, respectively, of the total voting power of the Company.

(9)      Consists of 1,199,476 shares owned by Radio Investors, which is controlled by Mr. Sillerman, and 50% of the 244,890 shares owned by Radio Analysis, of which 50% is owned by Radio Investors.

(10)     If the shares of Class D Common Stock are converted into shares of Class B Common Stock, Mr. Sillerman would beneficially hold 53.5% of the total voting power of the Company.

(11)     Consists of 50% of the 244,890 shares owned by Radio Analysis, of which Mr. Robinson owns 50%.

(12)     If the shares of Class D Common Stock are converted into shares of Class B Common Stock, Mr. Robinson would beneficially hold 5.0% of the total voting power of the Company.

(13)     The address of Dean Witter Discover & Co. ("Discover") is Two World Trade Center, New York, New York, 10048. Based
         on information contained in a Schedule 13G filed with the Commission on behalf of Discover, Dean Witter
         Intercapital, Inc. ("DWI") and Dean Witter Reynolds, Inc. ("Reynolds"). DWI is the investment advisor for the following mutual funds: Dean Witter Convertible Securities Trust and Dean Witter Income Builders Fund, which are deemed to have beneficial ownership of 6.4% and 3.8% of the Class A Common Stock, respectively. DWI, Reynolds and
         Discover disclaim beneficial ownership of the such shares of Class A Common Stock.

(14)     The address of Wynnefield Partners Small Cap Value, L.P. ("Wynnefield Partnership") is One Penn Plaza, Suite 4720,
         New York, New York, 10119. Based on information contained in Amendment No. 2 to Schedule 13D/A filed with the
         Commission on May 2, 1997. Wynnefield Partnership owns 265,500 shares of Class A Common Stock and Wynnefield Small
         Cap Value Offshore Fund, Ltd. ("Wynnefield Offshore") owns 30,000 shares of Class A Common Stock which represent approximately 8.4% and 1.0% of the Class A Common Stock, respectively and 2.6% and 0.3% of the total voting power of the Company, respectively. Both Wynnefield Partnership and Wynnefield Offshore have sole voting and dispositive power over their respective shares.

(15)     The address of Morgan Stanley Group, Inc. ("Morgan") is 1585 Broadway, New York, New York, 10036. Based on
         information contained in Schedule 13G filed with the Commission on February 25, 1997, Morgan shared voting and dispositive power with respect to 305,237 shares of Class A Common Stock.

(16)     The address of Wellington Trust Company, N.A. ("Wellington Trust") is 75 State Street, Boston, Massachusetts, 02109.
         Based on information contained in Schedule 13G filed with the Commission on February 21, 1997, Wellington Trust, in
         its capacity as investment advisor, may be deemed to own 306,658 shares of Class A Common Stock and 368,000
         Depositary Shares, which are held of record by clients of Wellington Trust. Wellington Trust has shared power to vote with respect to 164,992 shares of Class A Common Stock and 198,000 Depositary Shares and shared power to dispose of 306,658 shares of Class A Common Stock and 368,000 Depositary Shares. If the Depositary Shares are
         converted into Class A Common Stock, Wellington Trust would beneficially hold 6.0% of the total voting power of the
         Company.

(17)     The address of Wellington Management Company ("Wellington Management") is 75 State Street, Boston, Massachusetts
         02109. Based on information contained in Schedule 13G filed with the Commission on February 14, 1997. Wellington
         Management, in its capacity as investment advisor, may be deemed to own 636,645 shares of Class A Common Stock and
         764,000 Depositary Shares, which are held of record by clients of Wellington Management. Wellington Management has shared power to vote with respect to 282,485 shares of Class A Common Stock and 339,000 Depositary Shares and shared power to dispose of 636,645





         shares of Class A Common Stock and 764,000 Depositary Shares. If the Depositary Shares are converted into Class A Common
         Stock, Wellington Management Company would beneficially hold 12.4% of the total voting power of the Company.

(18)     Includes options to purchase 10,000 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option
         Plan which are exercisable within 60 days.

(19)     In the event that all of the shares of Class D Common Stock are converted into Class B Common Stock, all Directors and Executive Officers as a group would hold of record approximately 10.1% of the total voting power of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

RELATIONSHIP WITH POURTALES AND MR. FEUER

         C. Terry Robinson, the beneficial owner of 122,445 shares of Class D Common Stock by virtue of his 50% interest in Radio Analysis, is the principal owner of Pourtales. Simultaneously with the Initial Public Offering, the Company acquired from Pourtales, radio stations KXLK-FM, KFH-AM and KQAM-AM, each operating in the Wichita, Kansas market. The purchase price for these three stations was approximately $2.5 million. On January 24, 1996, the Company also acquired from Pourtales, radio stations KZKX-FM and KTGL-FM, both operating in the Lincoln, Nebraska market, for an aggregate purchase price of $9.7 million. Mr. Robinson also expected to provide marketing and consulting services to the Company through Radio Analysis. See "--Relationship With Radio Analysis." In addition, prior to the Initial Public Offering, Mr. Feuer, the owner of 100% of the shares of Class B Common Stock and, as a result thereof, the holder of 26% of the combined voting power of the Company upon completion of the Preferred Stock Offering, acted as the Chief Operating Officer of Pourtales and was responsible for the day-to-day operations of all the radio stations currently owned by Pourtales. On November 22, 1996, the Company acquired from Pourtales
(i) the radio stations subject to the Citadel JSA, (ii) one FM and one AM radio station, each operating in the Tri-Cities, Washington market, and (iii) one FM radio station, operating in the Wichita, Kansas market, and (iv) the rights and obligations under an LMA on one radio station, operating in the Tri-Cities, Washington market. Until November 22, 1996, Mr. Feuer, in addition to serving as President, Chief Executive Officer and a director of the Company, provided radio programming consulting services to Pourtales for its stations in the Colorado Springs, Colorado, Spokane, Washington and Tri-Cities, Washington markets, including the two stations in the Tri-Cities, Washington market, to which the Company provided programming pursuant to an LMA. From September 13, 1995 until Pourtales sold certain stations operating in the Mobile, Alabama market, to a third party and until the Company entered into the Pourtales LMA, Mr. Feuer also provided radio programming consulting services to Pourtales and the radio stations it owned in the Mobile, Alabama market.

         On September 13, 1995, the Company entered into an agreement with Pourtales (the "Shared Expense Agreement") to share certain expenses with Pourtales until the consummation of the Pourtales Acquisition which took place in November 1996 (the "Shared Expense Period"). Pursuant to the Shared Expense Agreement, during the Shared Expense Period, Pourtales paid the Company $11,000 per month as consideration for Pourtales' use of the Company's corporate headquarters and the services and facilities related thereto, and for Mr. Feuer's radio programming consulting services provided to Pourtales. The Company paid Pourtales $3,000 per month, during the Shared Expense Period, as consideration for the use of certain services of Pourtales' chief financial officer. The Company obtained the lease to its corporate headquarters on September 13, 1995 by assignment from Force II Communications, a corporation wholly-owned by Mr. Feuer.

THE LITTLE ROCK ACQUISITION

         On April 25, 1997, the Company acquired radio station KOLL-FM from SFX, a company controlled by Robert F.X. Sillerman, for an aggregate purchase price of $4.1 million based upon an independent valuation regarding the acquisition. Prior to the acquisition, the Company provided programming and sold advertising on this station pursuant to an LMA with SFX. SCMC provided advisory services to MMR, the owner of KOLL-FM until it was acquired by SFX in November 1996, as well as to the Company with respect to the acquisition of KOLL-FM. The Little Rock Disposition includes radio station KOLL-FM.

SERVICES PROVIDED BY TSC PURSUANT TO AMENDED AND RESTATED FINANCIAL CONSULTING AGREEMENT WITH SCMC

         On April 3, 1997, the Company and SCMC (which has provided services to the Company since its inception as described below) agreed that, while SCMC would remain liable to the Company for the performance of the services contained in the Amended and Restated SCMC Agreement, TSC will perform the services on behalf of SCMC. Both SCMC and TSC are controlled by Mr. Sillerman, and Messrs. Sillerman and Tytel are officers and directors of SCMC and TSC. See "Part II. Item 7. Financial Statements. Note 10. Related Party Transactions."

         The Company entered into the Financial Consulting Agreement (the "SCMC Agreement") with SCMC effective as of June 30, 1995, pursuant to which the Company provided certain financial and advisory services. Pursuant to the SCMC Agreement, the Company paid to SCMC an aggregate of $70,000 in advisory fees, $163,034 in connection with the acquisition of the Initial Wichita Stations, $265,375 in connection with the acquisition of the Initial Lincoln Stations, $135,000 in connection with entering into the Initial Credit Agreement and $918,855 in connection with the Preferred Stock Offering.

         On February 1, 1996, the Company entered into the Amended and Restated Financial Consulting Agreement (the "Amended and Restated SCMC Agreement") with SCMC, pursuant to which SCMC agreed to serve until June 1, 2005 as the Company's financial consultant and to provide customary financial and advisory services. Mr. Sillerman is a principal stockholder, Executive Chairman of the Board and Chief Executive Officer of SFX and is required to devote substantially all of his business time to matters relating to SFX. Mr. Tytel is a Director and Executive Officer of SFX. Each of Messrs. Sillerman and Tytel may have a fiduciary duty to offer SFX opportunities involving radio stations.

         Under the Amended and Restated SCMC Agreement, SCMC has agreed to perform, or assist the Company in performing, among other things: (i) the placement of financing; (ii) the generation of financial reports and other data for the Company that are required for presentation to the lenders of the Company under the Company's senior credit agreements and the Company's investors as required under the securities laws; (iii) assistance with the preparation of the Company's regular books and records for audit by the Company's independent public accountants; (iv) the maintenance of relationships and connections with financial institutions participating in the financing of the Company; (v) preparation and delivery to the Company of quarterly reports and analyses of regional and national advertising activity in small and medium radio markets;
(vi) the design and implementation of accounting systems appropriate and necessary for the operation of the Company; (vii) the purchase, installation and implementation of hardware and software appropriate to the accounting system to be utilized by the Company; (viii) the implementation of cash management systems to facilitate the collection of revenues for the Company and to maximize the investment income available from cash balances; (ix) the establishment of regularized procedures for the payment of trade payables and the accumulation of cash balances available for interest and other debt service payments as they come due; and (x) the engagement of bookkeeping, accounting and other personnel necessary for the implementation of the Company's accounting systems.

         Pursuant to the terms of the Amended and Restated SCMC Agreement: (i) any radio broadcast opportunities outside of the top 70 markets in the United States and located west of the Mississippi River, other than Arkansas (the "Applicable Markets"), that come to the attention of SCMC, Mr. Sillerman or Mr. Tytel, will be brought first to the Company for its consideration prior to being presented to any other clients of SCMC and (ii) in cases in which SCMC, Mr. Sillerman or Mr. Tytel is rendering advice in a restructuring or similar circumstance to a radio company owning and operating stations outside of the top 70 markets and within the Applicable Markets, SCMC will present to the Company, subject to any fiduciary or confidentiality obligations to any of their clients, any opportunity for such a radio station acquisition by the Company, on terms at least as favorable to the Company as to any other potential buyer. To the extent Mr. Sillerman determines in good faith, with the concurrence of the Class A Directors, that the Company does not have the capacity to acquire a specific station outside the top 70 markets and within the Applicable Markets, then SCMC or any affiliate may acquire or invest in such station.

         The Amended and Restated SCMC Agreement requires the Company to pay to SCMC (whose right to receive such payments was assigned to SFX pursuant to the SCMC Termination Agreement) as compensation for its services under the Amended and Restated SCMC Agreement, the following annual advisory fees: (i) from February 1, 1996 until March 10, 1996, $240,000 per year; (ii) from March 10, 1996 until the date when the Company used the net proceeds of the Preferred Stock Offering, $300,000 per year; and (iii) from the date the Company has used the net proceeds of the Preferred Stock Offering until June 1, 2005, $500,000 per year. SCMC and the Company have agreed in the Amended and Restated SCMC Agreement that the compensation for SCMC shall be increased by an amount to be mutually agreed upon by SCMC and the Company if (i) the time and effort spent by SCMC exceeds the level that was originally contemplated by the parties when they entered into the Amended and Restated SCMC Agreement or (ii) the Company acquires additional broadcast properties. On February 21, 1996, the Company and SCMC agreed to reduce the maximum annual advisory fees from $500,000 per year to $400,000 per year and subsequently, effective on January 1, 1997 such amount was increased to $500,000.

         The Company has agreed to consider engaging SCMC from time to time with respect to any future investment banking services the Company may require. In the event that SCMC provides such services to the Company, the fees payable to SCMC shall not exceed (i) 1 1/2% of the total acquisition price as to any transaction in which SCMC provides merger and acquisition advice, (ii) 1 1/2% of the principal amount of any senior credit facility obtained by the Company,
(iii) 4% of the proceeds to the Company from the issuance of any subordinated debt, and (iv) 7% of the proceeds to the Company from the sale of equity securities, provided that the total investment banking fees will not exceed 10% of the proceeds of any such sale of equity securities. These fees may be reduced to lower levels by mutual agreement between the Company and SCMC.

          In addition, the Company has agreed to advance $500,000 per year to SCMC (whose right to receive such payments was assigned to SFX pursuant to the SCMC Termination Agreement) in connection with services to be provided by SCMC, provided, however, that if the agreement between SCMC and Triathlon is terminated or an unaffiliated person acquires a majority of the capital stock of the Company, the advanced fees must be repaid at such time. In January 1997, the Company made a payment of $750,000, representing advance fees for 1996 and for 1997. SCMC (or SFX) is anticipated to earn $570,000 in connection with the Omaha Acquisition, $49,500 in connection with the Pinnacle Acquisition, $600,000 in connection with the Proposed Credit Agreement and $300,000 in connection with the Little Rock Disposition, which amounts will be offset against the $750,000 payment made in January 1997. Pursuant to the Amended and Restated SCMC Agreement, the Company paid to SCMC or SFX, as the case may be, an aggregate of $1,092,255 in connection with acquisitions up to and including April 30, 1997.

         SCMC has agreed to defer the payment of fees if such payment would cause a default under the Credit Agreement unless a waiver is obtained from the Lender. In addition, SCMC has agreed to defer two-thirds of its advisory fees during any period for which the Company is in arrears with respect to payment of dividends on the Preferred Stock.

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

         On April 15, 1996, in consideration for securities of SFX and the forgiveness of an outstanding loan, SCMC entered into an agreement with SFX (the "SCMC Termination Agreement") pursuant to which SCMC assigned its right to receive fees payable pursuant to the Amended and Restated SCMC Agreement (and a similar agreement with MMR) to SFX, except for fees related to certain transactions pending on April 15, 1996. Pursuant to the SCMC Termination Agreement, SCMC has agreed to continue to provide the services described herein until the expiration of the Amended and Restated SCMC Agreement and not to perform any consulting or investment banking services for any person or entity, other than the Company, in the radio broadcasting industry or in any business which uses technology for the audio transmission of information or entertainment.

ADDITIONAL ARRANGEMENTS WITH SCMC, SFX AND RADIO INVESTORS

         The Company pays SFX $5,500 per month as compensation for services provided to the Company by TSC for the functions of Chief Financial Officer and Treasurer, accounting, Secretary and investor relations. In addition, Kraig G. Fox, the Company's Secretary, is an employee of SFX and does not receive any compensation directly from the Company. SFX compensates Mr. Chason, the Chief Financial Officer of the Company and Mr. Fox for services rendered by them on behalf of the Company. SCMC provided these services to the Company prior to April 15, 1996., the date the SCMC Termination Agreement was entered into.

          SCMC, on behalf of the Company, funded a letter of credit in the amount of $200,000 in connection with the deposit required for the acquisition of radio stations KIBZ-FM and KKNB-FM, both operating in the Lincoln, Nebraska market, from Rock Steady, Inc. The Company subsequently repaid SCMC $200,000 and SCMC assigned its right under the letter of credit to the Company.

         SCMC, on behalf of Radio Investors, funded on behalf of the Company, the letters of credit in connection with the deposits required for the purchase of KRBB-FM, operating in the Wichita, Kansas market, and KIBZ-FM and KKNB-FM, each operating in the Lincoln, Nebraska market, in an aggregate amount of $765,000. Of this amount, $2,449 was contributed to the capital of the Company in payment of Mr. Feuer's subscription of 244,890 shares of Class B Common Stock. The balance was treated as an advance to the Company. In June 1995, Radio Investors received a promissory note in the principal amount of $515,000 from the Company, which accrued interest at the rate of 6% per annum from March 31, 1996, and $247,551 was contributed to the capital of the Company in payment of 1,444,366 shares of Class D Common Stock issued to Radio Investors and 25,000 shares of Class A Common Stock issued to Mr. Miller. In addition, SCMC advanced to, or paid on behalf of, the Company certain expenses in an aggregate amount of approximately $200,000, including $50,000 to fund initial payments in respect of the non-accountable expense allowance of the underwriters of the Initial Public Offering, and $55,000 to AT&T Commercial Finance Corporation as commitment fees for the Credit Agreement, and other expenses related to the Initial Public Offering. The promissory note with accrued interest and the $200,000 advanced on behalf of the Company were repaid out of the proceeds of the Company's Initial Public Offering. During May 1995, SCMC funded on behalf of the Company a promotional campaign conducted by KRBB-FM in the aggregate amount of $30,000, which was repaid out of the proceeds of the Company's Initial Public Offering. Furthermore, in August 1995, SCMC funded on behalf of the Company $98,500 in additional purchase price and an additional deposit of $55,500 in connection with extensions of the closing date of the acquisition of KRBB-FM, which was repaid to SCMC out of the proceeds of the Company's Initial Public Offering.

AGREEMENT BETWEEN MR. FEUER AND RADIO INVESTORS

         Mr. Feuer and Radio Investors, which is controlled by Mr. Sillerman, have entered into an agreement, pursuant to which Mr. Feuer has assigned to Radio Investors 40.835% (the "Agreed Percentage") of all proceeds paid or payable to Mr. Feuer in connection with any sale or other disposition of, or dividend or other distribution payable on or with respect to, Mr. Feuer's shares of Class B Common Stock. In addition, Mr. Feuer has also granted to Radio Investors a right of first refusal with respect to any sale or other disposition to a third party of all 244,890 shares of Class B Common Stock held by Mr. Feuer. This right enables Radio Investors to acquire shares of Class B Common Stock at the proposed sale price. In the event that Radio Investors does not exercise the right of first refusal and Mr. Feuer consummates the sale to a third party (in which case such third party will receive shares of Class A Common Stock), Mr. Feuer is required to pay to Radio Investors an amount equal to the greater of the sales price and the fair market value multiplied by the Agreed Percentage. To secure his payment obligations, Mr. Feuer has also entered into a pledge agreement with Radio Investors pursuant to which he has pledged 100,000 shares of his 244,890 shares of Class B Common Stock to Radio Investors. The conveyance of shares of Class B Common Stock to Radio Investors may require the prior approval of the FCC. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

RELATIONSHIP WITH RADIO ANALYSIS

         Radio Analysis, a company owned 50% by Mr. Robinson and 50% by Radio Investors, was formed to provide marketing and consulting services to radio broadcasting companies and to the Company. The Company has been advised by Radio Analysis that any services provided to the Company will be provided at its actual cost. Radio Analysis has performed nonsubstantial statistical services to the Company but has not been billed to date. In connection with the formation of Radio Analysis, Radio Investors (which is controlled by Mr. Sillerman) contributed 244,890 shares of Class D Common Stock to Radio
Analysis as a capital contribution. Upon the fulfillment of certain conditions, including FCC approval, if necessary, the Class D Common Stock is convertible into shares of Class B Common Stock. If the shares of Class D
Common Stock are converted into shares of Class B Common Stock, Radio Analysis will hold approximately 9.9% of the combined voting power of the Company. See "Item 11. Security Ownership of Certain Beneficial Owners and Management."

ISSUANCES OF SECURITIES

         In February 1995, Mr. Feuer acquired 400 shares of common stock of Triathlon Broadcasting Company, Inc., a New York corporation ("Triathlon New York"), for a cash purchase price of $2,449 in connection with the formation of Triathlon New York, and Radio Investors and Mr. Miller subscribed for, and in June 1995 received, 500 and 10 shares of common stock, respectively, of Triathlon New York for purchase prices of $247,301 and $250, respectively.

         In June 1995, Mr. Feuer, Radio Investors and Mr. Miller, the stockholders of Triathlon New York, contributed their shares of Triathlon New York to the Company and, following a recapitalization of the Company's Common Stock, in return, Mr. Feuer received 244,890 shares of Class B Common Stock, Radio Investors received 1,444,366 shares of Class D Common Stock and Mr. Miller received 25,000 shares of Class A Common Stock. In connection with the formation of Radio Analysis, Radio Investors contributed 244,890 of its shares of Class D Common Stock to Radio Analysis as its capital contribution. Mr. Feuer is required to surrender varying percentages of his shares of Class B Common Stock to the Company in the event he voluntarily terminates his employment with the Company during the term of his employment agreement. See "Item 10.--Executive Compensation--Employment Agreement."

         In connection with the Company's discussions relating to obtaining a bridge loan of up to $2.0 million (the "Proposed Bridge Loan") in July 1995, pursuant to subscription agreements effective as of May 1, 1995, the Company sold an aggregate of 367,344 shares of Class C Common Stock to six accredited investors (the "Class C Stockholders") for an aggregate purchase price of $3,673 (or $.01 per share). The Class C Stockholders were introduced to the Company by Americorp Securities, Inc., one of the underwriters of the Company's Initial Public Offering. The Company sold the Class C Common Stock, for no additional consideration, in lieu of paying a commitment fee for the Proposed Bridge Loan, which the Company later determined not to utilize.

         On October 30, 1995, the Company granted to Mr. Feuer, options to purchase 15,000 shares of Class A Common Stock that are exercisable at $11.50 per share. In addition, the Company granted to each of Radio Investors, Radio Analysis, TSC and SCMC, options to purchase 20,000 shares of Class A Common Stock which are exercisable at $5.50 per share.

         On October 30, 1995, the Company granted cash-only stock appreciation rights with respect to 1,000 shares of Class A Common Stock to each of Messrs. Leiderman and Barnes and 5,000 shares of Class A Common Stock to Mr. Miller. The cash-only stock appreciation rights with respect to each share of Class A Common Stock entitle the holder thereof to receive the difference between $5.50 and the closing price of the Class A Common Stock on October 30, 2000, and will be paid on October 30, 2000.

         On January 31, 1996, the Company granted cash-only stock appreciation rights with respect to 2,000 shares of Class A Common Stock to each of Messrs. Leiderman and Barnes. The cash-only stock appreciation rights with respect to each share of Class A Common Stock entitle the holder thereof to receive an amount equal to the sum of

(i) one-half of the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if prior to such date the price of the Class A Common Stock was equal to or greater than $14.00 for 20 consecutive trading days and
(ii) one-half of the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if prior to such date the price of the Class A Common Stock was equal to or greater than $15.00 for 20 consecutive trading days.
These cash-only stock appreciation rights will be paid on January 31, 2001.

         On February 8, 1996, the Company issued an aggregate of 565,000 shares of Series B Convertible Preferred Stock to Radio Investors, Radio Analysis and Messrs. Feuer, Miller and Ciapura in the amount of 440,000, 60,000, 60,000, 3,000 and 2,000 shares, respectively. The Series B Convertible Preferred Stock is non-voting and vests over a five year period beginning one year from the date of issuance.

GENERAL

         The Company believes that transactions between the Company and its officers, directors and principal stockholders or affiliates thereof have been on terms no less favorable to the Company than could be obtained from independent third parties. However, except for obtaining a fairness opinion with respect to the acquisition of KOLL-FM, the Company has not sought outside advice with respect to such transactions and, in certain instances, has not considered retaining any other provider of similar services. Since the Initial Public Offering, all transactions between the Company and its officers, directors and principal stockholders or affiliates thereof have been approved by the Company's Independent Directors.

ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

(a)      Exhibits

EXHIBIT
NUMBER                                      DESCRIPTION OF EXHIBIT

 ++3.1 Amended and Restated Certificate of Incorporation of Triathlon Broadcasting Company
   3.2 Certificate of Amendment to The Amended and Restated Certificate of Incorporation of Triathlon Broadcasting Company
  +3.3   By-laws of the Company
 ++4.1   IPO Underwriters' Warrant
  +4.2   Specimen Stock Certificate for Class A Common Stock
 ++4.3   Certificate of Designations of the Series B Convertible Preferred
         Stock
 ++4.4 Form of Certificate of Designations of the % Mandatory Convertible Preferred Stock
 ++4.5 Form of Deposit Agreement relating to the % Mandatory Convertible Preferred Stock
 ++4.6   Form of Stock Certificate for % Mandatory Convertible Preferred Stock
 ++4.7  Form of Depositary Receipt Evidencing Depositary Shares
   4.8
 +10.1 Purchase and Sale Agreement dated March 23, 1995 by and between the Triathlon Broadcasting Company and Pourtales Radio Partnership
 +10.2 Asset Purchase Agreement dated February 9, 1995 by and between Wichita Acquisition Corp. and Marathon Broadcasting Corporation
 +10.3 Amendment to Purchase and Sale Agreement dated June 30, 1995 by and between Triathlon Broadcasting Company and Pourtales Radio Partnership
 +10.4 Advertising Brokerage Agreement for Radio Station KEYN-FM by and between Triathlon Broadcasting Company and Pourtales Radio Partnership
 +10.5 Purchase and Sale Agreement among Triathlon Broadcasting Company, Pourtales Radio Partnership, Pourtales Holdings, Inc. and KVUU/KSSS, Inc.
++10.6   Subscription Agreements dated June 30, 1995, effective as of May 1,
         1995
 +10.7 Office Lease by and between Knightsbridge Associates and Force II Communications

  ++10.8 First Amendment to Office Lease by and between Knightsbridge Associates and Force II Communications
  ++10.9 Assignment of Office Lease among Knightsbridge Associates, Force II Communications and the Triathlon Broadcasting Company
  ++10.10 Shared Expense Agreement dated September 13, 1995 by and between Triathlon Broadcasting Company and Pourtales Radio Partnership
   +10.11 Financial Consulting Agreement dated June 30, 1995 by and between Triathlon Broadcasting Company and SCMC
   +10.12  Triathlon Broadcasting Company 1995 Stock Option Plan
   +10.13 Employment Agreement by and between Triathlon Broadcasting Company and Norman Feuer
   +10.14  Promissory Note dated June 15, 1995, issued to Radio Investors,
           Inc.
   +10.15 Agreement by and between Norman Feuer and Radio Investors, Inc. +10.16 Pledge Agreement by and between Norman Feuer and Radio Investors,
           Inc.
   +10.17 Form of Consulting Agreement among Triathlon Broadcasting Company and the IPO Underwriters
   +10.18 Amendment to Purchase and Sale Agreement dated August 4, 1995 by and between the Triathlon Broadcasting Company and Pourtales Radio Partnership
   +10.19 Amendment to Asset Purchase Agreement dated May 3, 1995 by and between Wichita Acquisition Corp. and Marathon Broadcasting Corporation
   +10.20 Amendment and Extension Agreement dated August 15, 1995 by and between Wichita Acquisition Corp. and Marathon Broadcasting Corporation
   +10.21 Amendment to Purchase and Sale Agreement dated March 23, 1995 by and between Triathlon Broadcasting Company and Pourtales Radio Partnership
   +10.22 Second Amendment and Extension Agreement dated August 28, 1995 by and between Wichita Acquisition Corp. and Marathon Broadcasting Corporation
  ++10.23 Amended and Restated Purchase and Sale Agreement dated January 16, 1996 among Triathlon Broadcasting Company, Pourtales Radio Partnership, Pourtales Holdings, Inc., Springs Radio, Inc., and KVUU/KSSS, Inc.
  ++10.24 Local Market Agreement dated as of January 15, 1996 among Pourtales Radio Partnership, Springs Radio, Inc., KVUU/KSSS, Inc. and Triathlon Broadcasting Company
  ++10.25 Letter agreement dated January 12, 1996 among Citadel Broadcasting Company and Triathlon Broadcasting Company, Pourtales Radio Partnership, Pourtales Holdings, Inc., Spring Radio, Inc. and KVUU/KSSS, Inc.
  ++10.26 Joint Sales Agreement dated as of December 15, 1995 among Pourtales Radio Partnership, Pourtales Holdings, Inc., Springs Radio, Inc., KVUU/KSSS, Inc. and Citadel Broadcasting Company
  ++10.27 Programming Affiliation Agreement dated as of April 14, 1993 by and between KOTY-FM, Inc. and KUJ Limited Partnership
  ++10.28 Asset Purchase Agreement dated as of December 8, 1995 among Valley Broadcasting, Inc., Meridien Wireless, Inc. and Triathlon Broadcasting Company
  ++10.29 Asset Purchase Agreement dated as of December 8, 1995 by and between 93.3, Inc. and Triathlon Broadcasting Company
  ++10.30 Asset Purchase Agreement dated as of September 5, 1995 by and between Rock Steady, Inc. and Lincoln Radio Acquisition Corp.
  ++10.31 Joint Selling Agreement dated as of January 29, 1996 by and between Rock Steady, Inc. and Lincoln Radio Acquisition Corp.
  ++10.32 Asset Purchase Agreement dated as of February 8, 1996 by and between Sterling Realty Organization Co. and Triathlon Broadcasting Company
  ++10.33 Asset Purchase Agreement dated as of February 21, 1996 by and between Silverado Broadcasting Company and Triathlon Broadcasting Company
  ++10.34 Sales Representation Agreement dated June 9, 1993 by and between Silverado Broadcasting Company and Lance International, Inc.
  ++10.35 Sales Representation Agreement dated as of October 1, 1993 by and between Silverado Broadcasting Company and Rook Broadcasting of Idaho, Inc.
                                    - 37 -

  ++10.36 Asset Purchase Agreement dated as of February 8, 1996 among Southern Skies Corporation, Arkansas Skies Corporation, Triathlon Broadcasting of Little Rock, Inc. and Triathlon Broadcasting Company
  ++10.37 Letter agreement with respect to KOLL-FM dated January 17, 1996 by and between Triathlon Broadcasting Company and Multi-Market Radio, Inc.
  ++10.38 Amended and Restated Financial Consulting Agreement dated as of February 1, 1996 by and between Triathlon Broadcasting Company and Sillerman Communications Management Corporation
  ++10.39 Loan Agreement dated as of January 23, 1996 among AT&T Commercial Finance Corporation and Triathlon Broadcasting of Wichita, Inc., Wichita Acquisition Corp. and Triathlon Broadcasting of Lincoln, Inc.
  ++10.40  Letter from AT&T dated February 6, 1996
  ++10.41 First Amendment to Loan Agreement dated as of February 22, 1996 among AT&T Commercial Finance Corporation and Triathlon Broadcasting of Wichita, Inc., Wichita Acquisition Corp. and Triathlon Broadcasting of Lincoln, Inc.
  ++10.42 Security Agreement dated as of January 23, 1996 between Triathlon Broadcasting Company and AT&T Commercial Finance Corporation
  ++10.43 Guaranty dated as of January 23, 1996 by Triathlon Broadcasting Company to and with AT&T Commercial Finance Corporation relating to $3.5 million term loan
  ++10.44 Guaranty dated as of January 23, 1996 by Triathlon Broadcasting Company to and with AT&T Commercial Finance Corporation relating to $5.5 million term loan
  ++10.45 Pledge Agreement dated January 23, 1996 from Triathlon Broadcasting Company to AT&T Commercial Finance Corporation
  ++10.46 Stock Purchase Warrant dated as of September 15, 1993 between Rook Broadcasting of Idaho, Inc. and Silverado Broadcasting Company
  ++10.47 Put and Call Agreement effective as of September 15, 1993 between Silverado Broadcasting Company and Rook Broadcasting of Idaho, Inc.
  ++10.48 Time Brokerage Agreement dated as of February 21, 1996 by and between Triathlon Broadcasting Company and Silverado Broadcasting Company
  ++10.49 Letter Agreement between Triathlon Broadcasting Company and Sillerman Communications Management Corporation dated February 21, 1996 amending the Amended and Restated Financial Consulting Agreement
  ++10.50 Form of Cash-only Stock Appreciation Rights Agreement dated October 30, 1995 by and between Triathlon Broadcasting Company and Jeffrey Leiderman
  ++10.51 Form of Cash-only Stock Appreciation Rights Agreement dated October 30, 1995 by and between Triathlon Broadcasting Company and Frank E. Barnes III
  ++10.52 Form of stock option agreement issued pursuant to the 1995 Stock Option Plan to each of Norman Feuer, John D. Miller, Dennis R. Ciapura, Radio Investors, Inc., Radio Analysis Associates and Sillerman Communications Management Corporation
  ++10.53 Form of Cash-only Stock Appreciation Rights Agreements dated January 31, 1996 by and between Triathlon Broadcasting Company and Jeffrey Leiderman
  ++10.54 Form of Cash-only Stock Appreciation Rights Agreements dated January 31, 1996 by and between Triathlon Broadcasting Company and Frank E. Barnes III
  ++10.55 Assignment dated February 21, 1996 from Silverado Broadcasting Company to Triathlon Broadcasting Company
   *10.56 Amendment dated November 26, 1996 to the Asset Purchase Agreement dated as of February 8, 1996 by and between Triathlon Broadcasting of Little Rock, Inc., Triathlon Broadcasting Company, Southern Skies Corporation and Arkansas Skies Corporation
  **10.57 Asset Purchase Agreement dated as of October 17, 1996 between Triathlon Broadcasting of Omaha, Inc. and American Radio Systems Corporation
  **10.58 Asset Purchase Agreement dated as of July 15, 1996 between Triathlon Broadcasting of Little Rock, Inc. and Southern Starr of Arkansas, Inc.
   *10.59 Loan Agreement dated November 19, 1996 among AT&T Commercial Finance Corporation and Triathlon Broadcasting of Wichita, Inc., Triathlon Broadcasting of Lincoln, Inc., Triathlon

           Broadcasting of Omaha, Inc., Triathlon Broadcasting of Spokane, Inc., Triathlon Broadcasting of Tri- Cities, Inc., Triathlon Broadcasting of Colorado Springs, Inc. and Triathlon Broadcasting of Little
           Rock, Inc.
  +10.60   Letter agreement dated May 21, 1996 between Sillerman
           Communications Management Corporation and Triathlon Broadcasting Company
   10.61   Letter agreement dated April 3, 1997 between Sillerman
           Communications Management Corporation and Triathlon Broadcasting Company
   10.62 Asset Purchase Agreement dated as of April 11, 1997 among Triathlon Broadcasting of Little Rock, Inc., Clear Channel Radio, Inc. and Clear Channel Radio Licenses, Inc.
   10.63   Purchase and Sale Agreement dated as of April 23, 1997 by and between Paul R. Aaron, Triathlon Sports Programming and TSPN, Inc.
   10.64   Purchase and Sale Agreement dated as of April 23, 1997 by and between Dale M. Jensen and Triathlon Sports Programming, Inc.
  21       List of subsidiaries of the Company
  23       Consent of Ernst & Young LLP
  27       Financial Data Schedule

---------------

+ Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-94316), as amended, originally filed with the Securities and Exchange Commission on July 6, 1995.
++ Incorporated by reference to the Registrant's Registration statement on Form SB-2 (File No. 333-1186), as amended, originally filed with the Securities and Exchange Commission on February 9, 1996.
* Incorporated by reference to the Registrant's Report on Form 8-K filed with the Commission on December 9, 1996.
** Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the nine months ending on September 30, 1996 filed with the Securities and Exchange Commission on November 14, 1996.
+ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ending on March 31, 1996 filed with the Securities and Exchange Commission on June 24, 1996.

(b) The following reports on Form 8-K were filed during the fiscal quarter ended December 31, 1996.

         Form 8-K filed with the Securities and Exchange Commission on December 9, 1996 reporting certain acquisitions under Items 2 and 5 and containing the audited financial statements for the radio stations acquired from Pourtales Radio Partnership on November 22, 1996 for the years ended December 31, 1995 and 1994.

                                  SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      TRIATHLON BROADCASTING COMPANY
Dated: May 12, 1997
                                      By: /s/ NORMAN FEUER
                                      ------------------------------------
                                      Norman Feuer
                                      President and Chief Executive Officer


                                      By: /s/ JAN E. CHASON
                                      ------------------------------------
                                      Jan E. Chason
                                      Chief Financial Officer


              In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                                       Title                                   Date
--------------------------------   --------------------------------------------------------    -----------------

/s/ John D. Miller                   Chairman of the Board of Directors                          May 12, 1997
------------------------------
John D. Miller

/s/ Norman Feuer                     President, Chief Executive Officer and                      May 12, 1997
------------------------------       Director (Principal Executive Officer)
Norman Feuer

/s/ Jan E. Chason                    Chief Financial Officer and Treasurer                       May 12, 1997
------------------------------       (Principal Financial and Accounting Officer)
Jan E. Chason

/s/ Frank E. Barnes III              Director                                                    May 12, 1997
------------------------------
Frank E. Barnes III

/s/ Dennis R. Ciapura                Director                                                    May 12, 1997
------------------------------
Dennis R. Ciapura

/s/ Jeffrey Leiderman                Director                                                    May 12, 1997
------------------------------
Jeffrey Leiderman


                                    - 40 -

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
Report of Independent Auditors........................................................   F-2

Consolidated Financial Statements:
 Consolidated Balance Sheets at March 31, 1996 and December 31, 1996..................   F-3

 Consolidated Statements of Operations for the year ended March 31, 1996, the nine
   months and the year ended December 31, 1996........................................   F-4

 Consolidated Statements of Cash Flows for the year ended March 31, 1996, the nine
   months and the year ended December 31, 1996........................................   F-5

 Consolidated Statement of Stockholders' Equity for the year ended March 31, 1996
   and the nine months ended December 31, 1996........................................   F-6

Notes to Consolidated Financial Statements............................................   F-7

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
TRIATHLON BROADCASTING COMPANY

   We have audited the accompanying consolidated balance sheets of Triathlon Broadcasting Company and Subsidiaries (the "Company") as of March 31, 1996 and December 31, 1996, and the consolidated statements of operations and cash flows for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1996 and the statement of stockholders' equity for the year ended March 31, 1996 and the nine months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Triathlon Broadcasting Company and Subsidiaries as of March 31, 1996 and December 31, 1996, and the consolidated results of its operations and its cash flows for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1996 in conformity with generally accepted accounting principles.

                                            ERNST & YOUNG LLP

New York, New York
April 4, 1997, except
 for Note 13, as to which
 the date is April 25, 1997

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                MARCH 31,    DECEMBER 31,
                                                                  1996          1996
                                                               -----------   -----------
ASSETS
Current Assets:
 Cash and cash equivalents                                     $36,845,225   $ 3,082,521
 Accounts receivable, net allowance for doubtful accounts of
  $196,500 and $405,400                                          1,393,747     4,522,957
 Notes receivable from officer                                      50,000        75,000
 Other current assets                                               88,062       289,772
                                                               -----------   -----------
      Total current assets                                      38,377,034     7,970,250

Property and equipment, net of accumulated depreciation and
 amortization                                                    2,809,119     7,534,248
Intangible assets, net of accumulated amortization              19,338,832    65,159,423
Other assets, principally deposits for station acquisitions      8,856,393     7,730,192
                                                               -----------   -----------
                                                               $69,381,378   $88,394,113
                                                               ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued expenses                         $ 1,199,967   $ 2,962,969
 Due to affiliates                                               4,270,105       335,452
 Dividends payable                                                 314,000            --
 Notes payable--current portion                                         --       179,400
                                                               -----------   -----------
      Total current liabilities                                  5,784,072     3,477,821

Notes payable                                                           --    12,820,600
Deferred compensation                                               33,750        84,575
Deferred taxes                                                   2,501,550     7,629,550

Stockholders' Equity:
 Preferred stock, par value $.01; 4,000,000 shares
  authorized;
  Series B Convertible Preferred Stock; 600,000 shares
   designated; 565,000 shares issued and outstanding                 5,650         5,650
  9% Cumulative Mandatory Convertible Preferred Stock;
   520,000 and 583,400 shares issued and outstanding                 5,200         5,834
 Class A Common Stock, par value $.01; 30,000,000 shares
  authorized; 2,785,000 and 3,102,344 shares issued and
  outstanding                                                       27,850        31,023
 Class B Convertible Common Stock, par value $.01; 1,689,256
  shares authorized; 244,890 shares issued and outstanding           2,449         2,449
 Class C Convertible Common Stock, par value $.01; 367,344
  shares authorized; 367,344 and 50,000 shares issued and
  outstanding                                                        3,673           500
 Class D Convertible Common Stock, par value $.01; 1,444,366
  shares authorized, issued and outstanding                         14,444        14,444
 Paid-in capital                                                63,319,130    66,215,109
 Deferred compensation                                            (949,000)     (682,000)
 Accumulated deficit                                            (1,367,390)   (1,211,442)
                                                               -----------   -----------
      Total stockholders' equity                                61,062,006    64,381,567
                                                               -----------   -----------
                                                               $69,381,378   $88,394,113
                                                               ===========   ===========

                See notes to consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                NINE MONTHS
                                              YEAR ENDED           ENDED            YEAR ENDED
                                            MARCH 31, 1996   DECEMBER 31, 1996   DECEMBER 31, 1996
                                            --------------   -----------------   -----------------
Broadcast revenues                           $ 3,502,191        $18,907,649         $21,199,549
Less: agency commissions                        (332,920)        (2,005,908)         (2,236,448)
                                             -----------        -----------         -----------
Net revenues                                   3,169,271         16,901,741          18,963,101

Operating Expenses:
 Station operating expenses                    2,723,975         11,969,248          13,678,117
 Depreciation and amortization                   321,104          1,250,913           1,426,759
 Corporate expenses                              546,510          1,406,885           1,719,283
 Deferred compensation                           274,750            317,825             365,992
 DOJ information request costs (Note 9)               --            300,000             300,000
                                             -----------        -----------         -----------
      Total operating expenses                 3,866,339         15,244,871          17,490,151
                                             -----------        -----------         -----------

Income (loss) from operations                   (697,068)         1,656,870           1,472,950
Interest expense                                (590,062)        (2,004,361)         (2,581,423)
Interest income                                  239,089            563,214             729,403
Other income (expense)                               651            (59,775)            (59,766)
                                             -----------        -----------         -----------
Income (loss) before extraordinary item       (1,047,390)           155,948            (438,836)
Extraordinary item                               320,000                 --             320,000
                                             -----------        -----------         -----------
Net income (loss)                             (1,367,390)           155,948            (758,836)
Preferred stock dividend requirement             314,000          4,100,523           4,414,523
                                             -----------        -----------         -----------
Net loss applicable to common stock          $(1,681,390)       $(3,944,575)        $(5,173,359)
                                             ===========        ===========         ===========

Loss per common share:
 Loss before extraordinary item              $     (0.44)       $     (0.81)        $     (0.97)
 Extraordinary item                                (0.10)                --               (0.10)
                                             -----------        -----------         -----------
  Net loss per common share                  $     (0.54)       $     (0.81)        $     (1.07)
                                             ===========        ===========         ===========
Weighted average common shares outstanding     3,069,144          4,841,600           4,841,600
                                             ===========        ===========         ===========

                See notes to consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            NINE MONTHS
                                                          YEAR ENDED           ENDED            YEAR ENDED
                                                        MARCH 31, 1996   DECEMBER 31, 1996   DECEMBER 31, 1996
                                                        --------------   -----------------   -----------------
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)                                        $ (1,367,390)     $    155,948        $   (758,836)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
 Depreciation and amortization                                321,104         1,250,913           1,426,759
 Deferred compensation                                        274,750           317,825             365,992
 Loss on early extinguishment of debt                         320,000                --             320,000
 Imputed interest expense                                     416,667         1,288,889           1,705,556
 Changes in assets and liabilities, net of amounts
  acquired:
  Accounts receivable                                        (869,140)       (3,128,273)         (3,367,449)
  Notes receivable from officer                               (50,000)          (25,000)            (50,000)
  Other current assets                                        (54,692)         (191,381)              9,378
  Accounts payable and accrued expenses                       361,423         1,603,686           1,885,213
                                                         ------------      ------------        ------------
Net cash (used in) provided by operating activities          (647,278)        1,272,607           1,536,613
                                                         ------------      ------------        ------------
CASH FLOW FROM INVESTING ACTIVITIES
Acquisitions of radio stations                            (17,291,843)      (43,153,325)        (53,764,236)
Deposits and other costs of pending transactions           (4,571,790)       (2,126,000)         (6,156,600)
Due to affiliates                                              59,463        (3,934,653)         (4,004,605)
Capital expenditures                                         (273,440)       (1,336,271)         (1,554,614)
                                                         ------------      ------------        ------------
Net cash used in investing activities                     (22,077,610)      (50,550,249)        (65,480,055)
                                                         ------------      ------------        ------------
CASH FLOW FROM FINANCING ACTIVITIES
Deferred financing costs                                   (2,926,633)          (67,675)         (2,994,308)
Borrowings                                                  9,000,000        13,000,000          22,000,000
Debt repayment                                             (9,000,000)               --          (9,000,000)
Net proceeds from sale of preferred stock                  49,391,476         6,997,136          56,388,612
Net proceeds from sale of common stock                     13,105,030                --                  --
Proceeds from sale of warrants                                    240                --                  --
Preferred stock dividends paid                                     --        (4,414,523)         (4,414,523)
                                                         ------------      ------------        ------------
Net cash provided by financing activities                  59,570,113        15,514,938          61,979,781
                                                         ------------      ------------        ------------
Net increase (decrease) in cash and cash equivalents       36,845,225       (33,762,704)         (1,963,661)
Cash and cash equivalents at beginning of period                   --        36,845,225           5,046,182
                                                         ------------      ------------        ------------
Cash and cash equivalents at end of period               $ 36,845,225      $  3,082,521        $  3,082,521
                                                         ============      ============        ============
NON-CASH OPERATING AND FINANCING
 ACTIVITIES:
 Restricted cash transferred by SCMC in exchange
  for issuance of common stock and liability             $    765,000
                                                         ============
SUPPLEMENTAL ITEMS:
 Interest paid                                           $    423,396      $    110,297        $    371,210
                                                         ============      ============        ============

                See notes to consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   FOR THE YEAR ENDED MARCH 31, 1996 AND THE
                      NINE MONTHS ENDED DECEMBER 31, 1996


                             SERIES B     MANDATORY                CLASS B      CLASS C
                            CONVERTIBLE  CONVERTIBLE   CLASS A   CONVERTIBLE  CONVERTIBLE
                             PREFERRED    PREFERRED    COMMON      COMMON       COMMON
                               STOCK        STOCK       STOCK       STOCK        STOCK
                            -----------  -----------   -------   -----------  -----------
Balance at March 31, 1995      $   --      $   --      $    --      $2,449      $    --

Issuance of 367,344 shares
 of Class C Convertible
 Common Stock                      --          --           --          --        3,673

Issuance of 1,444,366
 shares of Class D
 Convertible Common Stock          --          --           --          --           --

Issuance of 25,000 shares
 of Class A Common Stock           --          --          250          --           --

Issuance of 2,760,000
 shares of Class A
 Common Stock upon the
 Initial Public Offering           --          --       27,600          --           --

Issuance of warrants to the
 underwriters of the
 Initial Public Offering           --          --           --          --           --

Issuance of 565,000 shares
 of Series B Convertible
 Preferred Stock                5,650          --           --          --           --

Issuance of 520,000 shares
 of Mandatory Convertible
 Preferred Stock ($0.06 per
 share)                            --       5,200           --          --           --

Grant of stock and options
 to certain officers,
 directors and advisors            --          --           --          --           --

Deferred compensation              --          --           --          --           --

Dividends on Mandatory
 Convertible Preferred
 Stock                             --          --           --          --           --

Net loss                           --          --           --          --           --
                               ------      ------      -------      ------      -------
Balances at March 31, 1996      5,650       5,200       27,850       2,449        3,673

Issuance of 63,400 shares
 of Mandatory Convertible
 Preferred Stock                   --         634           --          --           --

Conversion of 317,344
 shares of Class C
 Convertible Common Stock
 into Class A Common Stock         --          --        3,173          --       (3,173)

Deferred compensation              --          --           --          --           --

Dividends on Mandatory
 Convertible Preferred
 Stock ($0.71 per share)           --          --           --          --           --

Net income                         --          --           --          --           --
                               ------      ------      -------      ------      -------
Balances at December 31,
 1996                          $5,650      $5,834      $31,023      $2,449      $   500
                               ======      ======      =======      ======      =======

                    (RESTUBBED TABLE CONTINUED FROM ABOVE)

                                CLASS D
                              CONVERTIBLE                                                         TOTAL
                                COMMON         PAID-IN         DEFERRED       ACCUMULATED      STOCKHOLDERS'
                                 STOCK         CAPITAL       COMPENSATION       DEFICIT           EQUITY
                              -----------    -----------     ------------     ------------     -------------
Balance at March 31, 1995       $    --      $        --      $        --      $        --      $     2,449

Issuance of 367,344 shares
 of Class C Convertible
 Common Stock                        --               --               --               --            3,673

Issuance of 1,444,366
 shares of Class D
 Convertible Common Stock        14,444          233,107               --               --          247,551

Issuance of 25,000 shares
 of Class A Common Stock             --               --               --               --              250

Issuance of 2,760,000
 shares of Class A
 Common Stock upon the
 Initial Public Offering             --       12,823,507               --               --       12,851,107

Issuance of warrants to the
 underwriters of the
 Initial Public Offering             --              240               --               --              240

Issuance of 565,000 shares
 of Series B Convertible
 Preferred Stock                     --               --               --               --            5,650

Issuance of 520,000 shares
 of Mandatory Convertible
 Preferred Stock ($0.06 per
 share)                              --       49,386,276               --                        49,391,476

Grant of stock and options
 to certain officers,
 directors and advisors              --        1,190,000       (1,190,000)              --               --

Deferred compensation                --               --          241,000               --          241,000

Dividends on Mandatory
 Convertible Preferred
 Stock                               --         (314,000)              --               --         (314,000)

Net loss                             --               --               --       (1,367,390)      (1,367,390)
                                -------      -----------      -----------      -----------      -----------
Balances at March 31, 1996       14,444       63,319,130         (949,000)      (1,367,390)      61,062,006

Issuance of 63,400 shares
 of Mandatory Convertible
 Preferred Stock                     --        6,996,502               --               --        6,997,136

Conversion of 317,344
 shares of Class C
 Convertible Common Stock
 into Class A Common Stock           --               --               --               --               --

Deferred compensation                --               --          267,000               --          267,000

Dividends on Mandatory
 Convertible Preferred
 Stock ($0.71 per share)             --       (4,100,523)              --               --       (4,100,523)

Net income                           --               --               --          155,948          155,948
                                -------      -----------      -----------      -----------      -----------
Balances at December 31,
 1996                           $14,444      $66,215,109      $  (682,000)     $(1,211,442)     $64,381,567
                                =======      ===========      ===========      ===========      ===========

                See notes to consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996


1. ORGANIZATION AND DESCRIPTION OF BUSINESS

   Triathlon Broadcasting Company (the "Company") was incorporated in Delaware on June 29, 1995, and on that date the stockholders of Triathlon Broadcasting Company, Inc., a New York corporation ("Triathlon New York"), contributed all of their shares of Triathlon New York's Common Stock to the Company in exchange for all of the Company's Common Stock. The exchange of common stock was accounted for as a business combination among companies under common control. The Company was organized for the purpose of owning and operating radio stations primarily in medium and small-sized markets in the Midwest and Western United States. The Company commenced radio station ownership and operations on September 13, 1995.

   The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

   As of April 4, 1997, the Company owns and operates, sells advertising pursuant to Joint Sales Agreements ("JSAs") or provided programming pursuant to Local Marketing Agreements ("LMAs") on 21 FM and 10 AM radio stations in seven markets: Wichita, Kansas; Lincoln, Nebraska; Omaha, Nebraska; Little Rock, Arkansas; Colorado Springs, Colorado; Tri-Cities, Washington and Spokane, Washington.

   On February 12, 1997, the Company changed its year-end from March 31 to December 31. The accompanying consolidated financial statements present the financial position of the Company at year-ends March 31, 1996 and December 31, 1996 and the results of its operations for the fiscal year ended March 31, 1996, the transition nine-month period ended December 31, 1996 and the calendar year ended December 31, 1996.

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

2. INITIAL PUBLIC OFFERING AND INITIAL WICHITA ACQUISITIONS

   In September 1995, the Company completed its initial public offering (the "Initial Public Offering") of 2,760,000 shares of Class A Common Stock, at a price of $5.50 per share. The Company used the net proceeds from the Initial Public Offering of approximately $12,900,000, including exercise of the underwriter's over-allotment option, to acquire substantially all of the assets of radio station KRBB-FM from Marathon Broadcasting Corporation ("Marathon") for $3,428,500, and radio stations, KFH-AM, KWSJ-FM (formerly KXLK-FM) and KQAM-AM ("Pourtales Wichita Stations") from Pourtales Radio Partnership ("Pourtales") for approximately $2,500,000 (collectively, the "Initial Wichita Acquisitions"). In addition, the Company entered into a JSA with Pourtales pursuant to which the Company sold all of the advertising time on KEYN-FM, operating in the Wichita, Kansas market. On November 22, 1996, the Company acquired KEYN-FM as part of the Pourtales Acquisition (see below).

   Sillerman Communications Management Corporation ("SCMC") on behalf of Radio Investors, Inc. ("Radio Investors"), an affiliate of SCMC, posted letters of credit on behalf of the Company in the amount of $165,000 and $600,000 for the Marathon and Pourtales Wichita Stations, respectively, in lieu of nonrefundable cash deposits. Radio Investors holds 1,199,476 shares of the Company's Class D Common Stock. At the direction of Radio Investors, SCMC transferred and assigned to the Company the letters of credit described above and the related cash collateral. The assignment of the cash deposits have been recorded as payment for 400 shares of Triathlon New York's Common Stock issued to Norman Feuer, the Company's President and Chief Executive Officer, valued at $2,449, and the remainder of $762,551 was

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


2. INITIAL PUBLIC OFFERING AND INITIAL WICHITA ACQUISITIONS  (CONTINUED)

recorded as a liability to Radio Investors. Radio Investors and John D. Miller, the Company's Chairman of the Board, purchased 500 and 10 shares, respectively, of Triathlon New York's Common Stock. On June 15, 1995, the liability to Radio Investors was converted into a $515,000 promissory note payable to Radio Investors due upon the closing of the Initial Public Offering with interest accruing at 6% per annum commencing on April 1, 1995, and the 500 and 10 shares, respectively, of Triathlon New York's Common Stock issued to Radio Investors and Mr. Miller, valued at $247,551 and the promissory note and accrued interest were repaid with proceeds from the Initial Public Offering.

   During 1995, SCMC funded on behalf of the Company additional deposits and payments in connection with the acquisition of KRBB-FM. All amounts were repaid to SCMC with proceeds from the Initial Public Offering.

3. PREFERRED STOCK OFFERING

   In March and April 1996, the Company completed an offering of 5,834,000 Depository Shares each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock (the "Preferred Stock") at a price of $10.50 per share (the "Preferred Stock Offering"). The Company used the net proceeds from the Preferred Stock Offering of approximately $56,400,000 to repay the outstanding borrowings and accrued interest under a $9,000,000 credit agreement with AT&T Commercial Finance Corporation ("AT&T") and finance a portion of the other acquisitions as described in Note 4.

4. OTHER ACQUISITIONS AND OPERATING AGREEMENTS

LINCOLN ACQUISITIONS

   On January 24, 1996, the Company acquired in a stock acquisition, KTGL-FM and KZKX-FM from Pourtales each operating in the Lincoln, Nebraska market for an aggregate purchase price of $9,650,000. This acquisition was financed principally from the net proceeds of a $9,000,000 credit agreement with AT&T. The Company repaid the loan and accrued interest prior to March 31, 1996 utilizing proceeds from the Preferred Stock Offering, recognizing an extraordinary loss of $320,000 resulting from the write-off of fees associated with the financing.

   On June 13, 1996 the Company acquired the assets of KIBZ-FM and KKNB-FM from Rock Steady, Inc., each operating in the Lincoln, Nebraska market, for an aggregate purchase price of approximately $3,275,000. SCMC, on behalf of the Company, provided a deposit in the form of a letter of credit in the amount of $200,000 in favor of the owner of Rock Steady. The Company subsequently paid SCMC $200,000 and SCMC assigned its rights related to the letter of credit to the Company. From January 29, 1996, the Company sold advertising on KIBZ-FM and KKNB-FM pursuant to a JSA which was terminated with the acquisition of the stations by the Company.

OMAHA ACQUISITIONS

   On April 10, 1996, the Company acquired the assets of KTNP-FM (formerly KRRK-FM) from 93.3 Inc., operating in the Omaha, Nebraska market, for a purchase price of $2,700,000 and the assets of KXKT-FM from Valley Broadcasting Company, also operating in the Omaha, Nebraska market, for a purchase price of $8,100,000.

TRI-CITIES ACQUISITION

   On April 19, 1996, the Company acquired the assets of KALE-AM and KIOK-FM from Sterling Realty Organization, each operating in the Tri-Cities, Washington market, for an aggregate purchase price of $1,200,000.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


4. OTHER ACQUISITIONS AND OPERATING AGREEMENTS  (CONTINUED)

SPOKANE ACQUISITIONS

   On May 15, 1996, the Company acquired the assets of KISC-FM, KNFR-FM and KAQQ-AM each operating in the Spokane, Washington market from Silverado Broadcasting Company, Inc. ("Silverado"), for an aggregate purchase price of approximately $8,750,000. The Company had been providing programming and selling advertising on these stations since March 1, 1996, pursuant to an LMA. In addition, the Company received the right to purchase a controlling interest in KCDA-FM at a nominal price. The current licensee, however, has retained the right to redeem the Company's purchase rights by paying to the Company an amount equal to 75% of the fair market value of the station.

   On March 1, 1996, the Company assumed the rights and obligations of Silverado under two JSAs related to KCDA-FM and KNJY-FM, each operating in the Spokane, Washington market. The JSA relating to KCDA-FM expires on October 1, 1998. The JSA relating to KNJY-FM was terminated on December 29, 1996. Pursuant to these JSAs, the Company pays to the station owners a fee determined pursuant to formulas based on net collected revenues as defined.

POURTALES ACQUISITION

   On November 22, 1996, the Company acquired from Pourtales KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM, each operating in the Colorado Springs, Colorado market; KEYF-FM, KEYF-AM, KUDY-AM and KKZX-FM, each operating in the Spokane, Washington market; KEYN-FM operating in the Wichita, Kansas market and KEGX-FM and KTCR-AM, each operating in the Tri-Cities, Washington market, and assumed an LMA for radio station KNLT-FM, also operating in the Tri-Cities, Washington market (the "Tri-Cities LMA") for an aggregate purchase price of $22,850,000 (the "Pourtales Acquisition").

   The Company has an agreement with Citadel Broadcasting Corporation ("Citadel") under which Citadel sells advertising on behalf of the Colorado Springs and Spokane stations acquired from Pourtales under a JSA. Under the Citadel JSA, Citadel, which currently owns other stations in the Colorado Springs and Spokane markets (the "Citadel Stations"), is entitled to retain a monthly fee (the "JSA Fee") based on the combined revenues from the sale of advertising time on the Citadel Stations and the Colorado Springs and Spokane stations (the "Aggregate Revenues") and the combined operating expenses of such stations (the "Aggregate Operating Expenses") less a monthly payment to the Company of 45% of the difference between the Aggregate Revenues and Aggregate Operating Expenses each month, up to and including June 1997. After June 1997, the Company is entitled to receive 40% of such difference. The Citadel JSA will terminate on December 31, 2000 unless extended for up to two additional consecutive five-year terms by either party. In addition, Citadel reimburses the Company for its stations' operating expenses. Between January 15, 1996 and November 21, 1996 ("LMA Period"), the Company operated the Colorado Springs and Spokane Stations under an LMA with Pourtales. The Pourtales LMA terminated on the consummation of the sale of these stations to the Company.

   There was no LMA fee paid by the Company to Pourtales during the LMA Period, however the Company recorded imputed interest of $1,705,000 during the LMA Period based on the fair value of stations as determined by their purchase price.

   In connection with the Pourtales Acquisition, the Company assumed Pourtales' rights and obligations under the Tri-Cities LMA. Pursuant to the Tri-Cities LMA, the Company pays the owner of the stations $21,400 per month, which includes $7,400 of certain station operating expenses, subject to adjustment for actual costs. At the end of each 12 month period the actual expenses will be computed and the Company will pay any shortfall to such owner or will receive a refund from such owner for any overpayment of such expenses. The Tri-Cities LMA expires on April 13, 2003.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


4. OTHER ACQUISITIONS AND OPERATING AGREEMENTS  (CONTINUED)

WICHITA JSA

   During the four months ended December 31, 1996, the Company sold advertising on radio stations KKRD-FM, KRZZ-FM and KNSS-AM operating in the Wichita, Kansas market pursuant to a JSA with SFX Broadcasting, Inc., ("SFX"), an affiliate, for a monthly fee of $75,000, plus actual operating expenses of the stations. The Wichita JSA was terminated as of December 31, 1996.

   The Company's acquisitions were recorded using the purchase method of accounting. The operating results of the acquired stations are included in the accompanying statement of operations from the date of acquisition or from the date the LMA or JSA began, as appropriate. The following unaudited supplemental pro forma information is presented as if the Company had completed all of the acquisitions and related financings consummated as of December 31, 1996, as if they had occurred on April 1, 1995, April 1, 1996 and January 1, 1996, respectively and had not entered into the Wichita JSA:


                                                          NINE MONTHS
                                      YEAR ENDED             ENDED                 YEAR ENDED
                                    MARCH 31, 1996    DECEMBER 31, 1996(1)    DECEMBER 31, 1996(1)
                                    --------------    --------------------    --------------------
Net revenue                           $21,841,000          $19,079,000            $23,186,000
Operating income                          412,000            1,156,000                582,000
Net loss applicable to common stock    (6,343,000)          (3,910,000)            (6,173,000)
Net loss per common share                   (1.31)                (.81)                 (1.27)
Common shares outstanding               4,841,600            4,841,600              4,841,600

------------
(1) Includes a charge of $300,000, or $0.06 per share for DOJ information request costs.

5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

   Cash and cash equivalents consist of short term, highly liquid investments which are readily convertible into cash and have an original maturity of three months or less when purchased. The Company's cash and cash equivalents as of March 31, 1996 and December 31, 1996 include $33,270,940 and $1,377,572, respectively, in certificates of deposit and at December 31, 1996 $1,346,325 in a money market fund. The carrying amounts of cash and cash equivalents reported in the balance sheet approximate their fair values.

PROPERTY AND EQUIPMENT

   Property and equipment are stated at their fair value estimated at the date of acquisition or cost if purchased subsequently. Depreciation is provided on the straight-line method over the estimated useful life of the assets ranging from: 40 years for buildings and related improvements, 15 years for towers, 7 years for technical equipment, and 5 to 7 years for furniture, other equipment and vehicles. Property and equipment consists of the following at March 31, 1996 and December 31, 1996:

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

                                                   MARCH 31,   DECEMBER 31,
                                                     1996          1996
                                                     ----          ----
Land                                              $   90,000    $  271,893
Building and improvements, including assets
 under a capital lease of $159,800 at March 31,
 1996 and $148,684 at December 31, 1996              384,553     1,313,139
Towers and technical equipment                     2,099,482     4,929,156
Furniture and other equipment, including assets
 under capital leases of $146,955 at December
 31, 1996                                            338,161       930,859
Vehicles                                              26,435       102,815
Construction in progress                                  --       564,295
                                                  ----------    ----------
                                                   2,938,631     8,112,157
Less accumulated depreciation and amortization      (129,512)     (577,909)
                                                  ----------    ----------
                                                  $2,809,119    $7,534,248
                                                  ==========    ==========

INTANGIBLE ASSETS

   Intangible assets include the portion of the purchase price allocable to FCC licenses and goodwill which is amortized on a straight-line basis over 40 years; certain professional fees and other expenses incurred in connection with the Company's formation which are amortized on a straight-line basis over 5 years; and costs related to financings which are amortized over the term of the related debt.

   It is the Company's policy to account for intangible assets at the lower of amortized cost or fair market value. As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest they may be impaired. If this review indicates that the intangibles will not be recoverable as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to its estimated fair value.

REVENUE RECOGNITION

   The Company's primary source of revenues is the sale of airtime to advertisers. Revenues from the sale of airtime are recorded when the advertisements are broadcast.

BARTER TRANSACTIONS

   Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income based on the fair value of goods or services received when advertisements are broadcast; goods and services received are accounted for when used. Barter revenue and expense for the year ended March 31, 1996 was $156,257 and $170,425, respectively, the nine months ended December 31, 1996 was $785,605 and $782,982, respectively, and the year ended December 31, 1996 was $886,778 and $890,134, respectively.

ADVERTISING COSTS

   The Company expenses advertising costs related to its radio station operations as they are incurred. Advertising expense amounted to $47,142 for the year ended March 31, 1996, $332,371, for the nine months ended December 31, 1996 and $372,935 for the year ended December 31, 1996.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


5. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

STOCK OPTIONS

   In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," ("FAS 123") which establishes financial accounting and reporting standards for stock based employee compensation plans including, stock purchase plans, stock options, restricted stock and stock appreciation rights. As permitted by FAS 123, the Company has elected to continue accounting for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations.

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

USE OF ESTIMATES

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

RISKS AND UNCERTAINTIES

   Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of certificate of deposits and trade receivables. The Company's revenue is principally derived from local broadcast advertisers who are impacted by the local economies.

   The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the financial statements in the form of an allowance for doubtful accounts.

RECLASSIFICATIONS

   Certain amounts as of and for the year ended March 31, 1996 have been reclassified to conform with the current period presentation.

6. INTANGIBLE ASSETS

   Intangible assets consist of the following at March 31, 1996 and December 31, 1996:

                                 MARCH 31,    DECEMBER 31,
                                   1996          1996
                                   ----          ----
FCC licenses                    $14,037,968   $57,216,577
Organization costs                  478,644       478,644
Deferred financing costs          2,512,262       826,948
Goodwill                          2,501,550     7,629,550
                                -----------   -----------
                                 19,530,424    66,151,719
Less accumulated amortization      (191,592)     (992,296)
                                -----------   -----------
Net intangible assets           $19,338,832   $65,159,423
                                ===========   ===========

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


7. LONG TERM DEBT

   In November 1996, the Company's subsidiaries obtained a $40 million credit facility from AT&T ("Credit Agreement"). Funding available under the Credit Agreement is limited to an amount, which equals 5.5 times historical 12-month trailing broadcast cash flow. The calculation of broadcast cash flow is made on a pro forma basis which includes the trailing 12 month broadcast cash flow (net revenues less station operating expenses, exclusive of depreciation, amortization and corporate expenses and deferred compensation) of the stations currently owned and/or operated by the Company and stations to be acquired.

   The Company's subsidiaries borrowed $13,000,000 under the Credit Agreement on November 22, 1996 in connection with the Pourtales Acquisition. Loans under the Credit Agreement bear interest at a floating rate equal to 4.25% plus the 30-day Commercial Paper rate ("Base Rate"), subject to adjustment (9.7% as of December 31, 1996). Principal is payable in monthly installments of increasing amounts commencing July 1, 1997, and continuing until March 1, 2002, when all remaining outstanding principal is due.

   The aggregate contractual maturities of long term debt for the years ending December 31, are as follows: 1997 -- $179,400; 1998 -- $557,700; 1999
-- $717,600; 2000 -- $807,300; 2001 -- $897,000; and thereafter --
$9,841,000.

   The obligations of the Company's subsidiaries under the Credit Agreement are secured by a first priority security interest in all existing and after-acquired property of the Company's subsidiaries, with the exception of FCC licenses and authorizations to the extent it is unlawful to grant a security interest in such licenses and authorizations, and all issued and outstanding capital stock of the Company's subsidiaries. All outstanding indebtedness under the Credit Agreement is guaranteed by the Company. The Credit Agreement also contains financial leverage and coverage ratios, and restrictions on capital expenditures and other payments.

   Pursuant to the terms of the Credit Agreement, the Company's subsidiaries paid on February 14, 1997, a fee of $45,000 related to the unused portion of the facility commitment. During the first quarter of 1997 the Company borrowed an additional $18,000,000 under the Credit Agreement to finance a portion of the Southern Skies Acquisition (Note 13).

8. STOCKHOLDERS' EQUITY

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

   The Company recorded compensation expense in the accounting period in which the Initial Public Offering closed in an amount of $70,000 in connection with the issuance of 25,000 shares of Class A Common Stock to Mr. Miller. The Company will also incur noncash compensation expense of approximately $34,000 per quarter for the five years following the closing of the Initial Public Offering in connection with the issuance of 244,890 shares of Class B Common Stock to Mr. Feuer pursuant to his employment agreement. During the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1996, the Company expensed approximately $79,000, $102,000 and $136,000, respectively, in connection with the shares issued to Mr. Feuer.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


8. STOCKHOLDERS' EQUITY  (CONTINUED)

PREFERRED STOCK

   The Company's authorized capital stock included 4,000,000 shares of $.01 par value Preferred Stock of which 600,000 shares had been designated as Series A Convertible Preferred Stock and 600,000 shares is designated as Series B Convertible Preferred Stock. In October 1996, the shareholders approved the redesignation of the Series A Convertible Preferred Stock to blank check Preferred Stock (the "Blank Check Preferred"). The Series B Convertible Preferred Stock have no voting rights. The Company may issue the Series B Convertible Preferred Stock pursuant to compensation plans to the Company's officers, directors and advisors.

   On February 8, 1996, the Board issued (i) 282,500 shares of Series B Convertible Preferred Stock convertible into Class A Common Stock in the event the market price of the Class A Common Stock is greater than or equal to $14.00 per share for 20 consecutive trading days to certain officers, directors and advisors and (ii) 282,500 shares of Series B Convertible Preferred Stock convertible into Class A Common Stock in the event the market price of the Class A Common Stock is greater than or equal to $15.00 per share for 20 consecutive trading days to certain officers, directors and advisors. The Series B Convertible Preferred Stock vests in equal installments over a five year period beginning one year from the date of issuance. During the period in which the Series B Convertible Preferred Stock becomes convertible, the Company will incur substantial non-cash charges to earnings based on the fair value of the stock amortized over the remaining vesting period, if any.

   The Company's Board can determine when, and on what terms, each share of Blank Check Preferred would be issued. Accordingly, the Board may, at its discretion, upon issuance of the shares of Blank Check Preferred, or any portion thereof, designate rights, limitations, powers and preferences without further authorization by stockholders.

MANDATORY CONVERTIBLE PREFERRED STOCK

   The Mandatory Convertible Preferred Stock ranks senior to each other class or series of capital stock. Holders are entitled to receive dividends accruing at the rate of 9% per annum. On the June 30, 2000 mandatory conversion date, the Mandatory Convertible Preferred Stock then outstanding will convert automatically into shares of Class A Common Stock. The mandatory conversion rate is determined by the market price of the Company's Class A Common Stock at the time and shall not be greater than 1.15 or less than
 .833. Upon a change in control, as defined, the holders are entitled to a special conversion right in which the maximum conversion rate is 1.5. The Preferred Stock is not redeemable by the Company prior to June 30, 1999. Each share of the Preferred Stock is entitled to eight votes. The liquidation preference is equal to the greater of $10.50 per share or the current market price of the Company's Class A Common Stock on such date.

COMMON STOCK

   The holders of Mandatory Convertible Preferred Stock and Class A Common Stock voting together as a class are entitled to elect two of the Company's directors, with each share of Mandatory Convertible Preferred Stock being entitled to eight votes and each share of Class A Common Stock being entitled to one vote. With respect to the election of the other three directors and other matters submitted for a vote, the holders of Mandatory Convertible Preferred Stock, Class A Common Stock and Class B Common Stock shall vote as a single class, with each Mandatory Convertible Preferred Stock being entitled to eight votes and each share of Class A Common Stock and Class B Common Stock being entitled to one vote per share and ten votes per share, respectively.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


8. STOCKHOLDERS' EQUITY  (CONTINUED)

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

   At December 31, 1996, the Company had reserved (i) approximately 11.9 million shares of Class A Common Stock for issuances under the Company's Stock Option Plans (see Note 11), conversion of the outstanding shares of Class B Common Stock, Class C Common Stock, Class D Common Stock, the Preferred Stock and the Series B Convertible Preferred Stock, and issuance upon exercise of the warrants granted to the underwriters in the Company's Initial Public Offering, and (ii) approximately 1.4 million shares of Class B Common Stock reserved for issuance upon the conversion of the outstanding shares of Class D Common Stock.

UNDERWRITER WARRANTS

   In connection with the Initial Public Offering, the Company issued 240,000 warrants to the underwriters each convertible into one share of the Company's Class A Common Stock. Each warrant is exercisable for a share of Class A Common Stock during the three-year period commencing September 7, 1997 at an exercise price equal to $7.43.

9. COMMITMENTS AND CONTINGENCIES

COMPENSATION AND OTHER AGREEMENTS

   The Company and Mr. Feuer entered into an employment agreement commencing September 13, 1995, which provides that Mr. Feuer will serve as the Company's President and Chief Executive Officer for a five-year term; and provides for an annual base compensation of $150,000, with annual increases tied to the Consumer Price Index. Mr. Feuer will also receive a minimum annual bonus and additional amounts based upon achievement of mutually agreed-upon performance goals and discretionary amounts. During 1995 and 1996, the Company made loans to Mr. Feuer which have been partially offset by bonuses earned.

   The Company has a financial consulting agreement with The Sillerman Companies ("TSC"), by assignment from SCMC, pursuant to which TSC provides financial and advisory services. The TSC

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


9. COMMITMENTS AND CONTINGENCIES  (CONTINUED)

agreement, as amended in November 1996, provides for annual advisory fees of $500,000 per year. The Company also pays $5,500 per month as compensation for services provided by TSC for Corporate Secretary, Chief Financial Officer and Treasurer and investor relations functions. Payments for services under these arrangements aggregated approximately $95,000, $339,000, and $414,000 for the year ended March 31, 1996, the nine months ended December 31, 1996 and year ended December 31, 1996, respectively. Further, TSC may provide additional investment banking and advisory services for specifically designated projects for fees to be mutually agreed upon subject to approval by the members of the Board of Directors elected by the Class A Common Stockholders. Payments under this arrangement in connection with radio stations acquired and the placement of financing and issuance of equity were approximately $1,334,000, $1,088,000, and $2,259,000 for the year ended March 31, 1996, the nine months and year ended December 31, 1996, respectively. In connection with this agreement, the Company makes advance payments of $500,000 annually for these investment advisory services which will be repaid only out of fees earned under the TSC agreement or upon a change of control, as defined. In January 1997, the Company made a payment of $750,000, representing an advance on the 1997 investment advisory fees and $250,000 for the six month period ended December 31, 1996. Fees earned by TSC in connection with the Omaha Acquisition (see Note 13) were $570,000 and are to be offset against the advance payment.

   TSC and the Company have agreed that two-thirds of the fees will be deferred during any period for which the Company is in arrears with respect to payment of dividends on the Preferred Stock. TSC is entitled to be reimbursed for all reasonable out-of-pocket disbursements incurred by TSC in connection with the performance of services. The Company will also indemnify TSC and its directors, officers, employees, affiliates and agents, and any person controlling such persons, with respect to any and all loses, claims, damages or liabilities, joint or several, to which any such indemnified party may be subject, and any and all expenses incurred in connection with any such claim, action or proceedings, insofar as such losses, claims, damages, liabilities, actions, proceedings or expense arise out of or are based upon any matters that are the subject of this agreement, except with respect to such indemnified amounts that arise out of reckless or willful misconduct of such indemnified person.

   On September 13, 1995, the Company entered into an agreement with Pourtales (the "Shared Expense Agreement") to share certain expenses with Pourtales until the consummation of the Pourtales Acquisition (the "Shared Expense Period"). Pursuant to the Shared Expense Agreement, during the Shared Expense Period, Pourtales paid the Company $11,000 per month as consideration for Pourtales' use of the Company's corporate headquarters and the services and facilities related thereto, and for Mr. Feuer's radio programming consulting services provided to Pourtales. The Company paid Pourtales $3,000 per month, during the Shared Expense Period, as consideration for the use of certain services of Pourtales' chief financial officer. The Company obtained the lease to its corporate headquarters on September 13, 1995 by assignment from Force II Communications, a corporation wholly-owned by Mr. Feuer.

LEASE OBLIGATIONS

   The Company has entered into various operating and capital leases for the rental of office space, property and equipment. Future minimum rental payments under leases with terms greater than one year as of December 31, 1996 are as follows:

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


9. COMMITMENTS AND CONTINGENCIES  (CONTINUED)

                                          OPERATING     CAPITAL
                                            LEASES      LEASES
                                          ----------   ---------
1997                                      $  549,428   $  72,205
1998                                         508,039      65,705
1999                                         365,752      65,705
2000                                         276,211      65,705
2001                                         187,607      52,587
Thereafter                                 1,012,837      87,360
                                          ----------   ---------
Total minimum lease payments              $2,899,874     409,767
                                          ==========
Less imputed interest                                   (120,849)
                                                       ---------
Present value of minimum lease payments                $ 288,418
                                                       =========

   Rent expense for the year ended March 31, 1996, nine months ended December 31, 1996 and year ended December 31, 1996 was approximately $90,000, $366,000 and $416,000, respectively. The present value of minimum capital lease payments is included in accounts payable and accrued expenses in the accompanying balance sheet.

DOJ INFORMATION REQUEST

   Following the passage of the Telecommunications Act of 1996, the Department of Justice (the "DOJ") indicated its intention to investigate certain existing industry practices that had not been previously subject to anti-trust review. The Company has received information requests regarding the Wichita JSA and the Citadel JSAs. These information requests also cover another JSA which the Company has in Spokane, Washington. Following receipt of the information request, the Company terminated the Wichita JSA, while the DOJ inquiry continues, the Company does not believe the investigation will have any material impact on the Company. Following consultation with legal counsel, the Company does not believe that any reasonable likely outcome of the investigation of the Spokane, Washington and Colorado Springs, Colorado JSAs will result in a material negative impact on the Company. During 1996, the Company provided $300,000 in connection with the estimated legal costs related to compliance with the DOJ information requests.

10.  RELATED PARTY TRANSACTIONS

   Liabilities to affiliates at March 31, 1996 include $1,750,000 payable to Pourtales for purchase price deposit amounts due pursuant to the Pourtales Acquisition and $2,520,105 payable to SCMC for fees related to acquisitions and financings. Liabilities to affiliates at December 31, 1996 include $270,495 payable to SCMC and SFX related to the TSC Agreement and $64,957 payable to SFX related to the KOLL-FM LMA (see Note 13).

11.  STOCK OPTIONS AND OTHER COMPENSATION PLANS

STOCK OPTION PLANS

   The Company's stockholders have approved the Triathlon Broadcasting Company 1995 and 1996 Stock Option Plans (the "Plans"). The Plans provide for a grant of nonqualified and incentive stock options to purchase up to 600,000 shares of Class A Common Stock to eligible employees and advisors. Options with respect to 120,000 shares of Class A Common Stock were granted on October 30, 1995 comprised of (i) options to purchase 20,000 shares of Class A Common Stock granted to certain officers

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


11.  STOCK OPTIONS AND OTHER COMPENSATION PLANS  (CONTINUED)

and directors are exercisable at $11.50 per share, have a ten year term and vest in equal installments on October 30, 1996 and October 30, 1997, (ii) options to purchase 80,000 shares of Class A Common Stock granted to Radio Investors and other affiliates of SCMC are exercisable at $5.50 per share, have a ten year term and vest in equal installments on October 30, 1996 and October 30, 1997, and (iii) options to purchase an aggregate of 20,000 shares of Class A Common Stock with varying terms have been issued to several station level employees.

   The Company has elected to follow APB 25 and related interpretations in accounting for its stock based compensation because, as discussed below, the alternative fair value accounting provided for under FAS 123 requires use of valuation models that were not developed for this purpose.

   Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company had accounted for its employee stock based compensation under the fair value method of FAS
123. The fair value for options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1996: risk-free interest rate of 5.12%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 0.482; no forfeiture rate and a weighted-average expected life of the option of 7 years.

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                           NINE MONTHS
                                          YEAR ENDED          ENDED           YEAR ENDED
                                        MARCH 31, 1996  DECEMBER 31, 1996  DECEMBER 31, 1996
                                        --------------  -----------------  -----------------
Pro forma net loss applicable to common
 stockholders...........................  $(1,991,000)     $(4,939,000)      $(6,498,000)
Pro forma loss per common share.........  $     (0.65)     $     (1.02)      $     (1.34)

   A summary of the Company's stock option activity, and related information for the year ended March 31, 1996 and the nine months ended December 31, 1996 follows:

                                             MARCH 31,     DECEMBER 31,
                                               1996           1996
                                               ----           ----
Options outstanding at beginning of
 year....................................            --        120,000
Option price.............................            --   $5.50-$11.50
Options granted..........................       120,000             --
Option price.............................  $5.50-$11.50             --
Options expired or canceled..............            --             --
Options outstanding at end of year ......       120,000        120,000
Option price.............................  $5.50-$11.50   $5.50-$11.50
Options exercisable at end of year ......        25,000         70,000

   At December 31, 1996, options outstanding had a weighted average exercise price of $7.50 and an expiration date of October 30, 2005.

OTHER COMPENSATION PLANS

   On October 30, 1995, certain officers and directors received the right to a cash bonus in the amount of $120,000, representing the difference between $5.50, the price of the Class A Common Stock at the

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


11.  STOCK OPTIONS AND OTHER COMPENSATION PLANS  (CONTINUED)

Initial Public Offering, and $11.50, the closing price of the Class A Common Stock on October 30, 1995, multiplied by 20,000. The bonus vests in two equal installments on October 30, 1996 and October 30, 1997 and will be paid upon the exercise of the options. In addition to the option grants under the 1995 Stock Option Plan, on October 30, 1995 the Company's Board of Directors granted "cash-only stock appreciation rights" with respect to 7,000 shares of Class A Common Stock to other directors. The amount due for the cash-only stock appreciation rights will be calculated by multiplying the number of shares by the difference between $5.50 and the price of the Class A Common Stock on October 30, 2000. The rights vest over the two year period ending October 30, 1997 and will be paid on October 30, 2000.

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

   During the year ended March 31, 1996, the nine months ended December 31, 1996 and the year ended December 31, 1996, non-cash compensation charges relating to the issuance of options, Series B Convertible Preferred Stock and cash-only rights aggregated $274,750, $317,825 and $365,992, respectively.

12.  INCOME TAXES

   The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

   The Pourtales Acquisition resulted in the recognition of deferred tax liabilities of approximately $5,128,000 under the purchase method of accounting. This amount was based upon the excess of the financial statement basis over the tax basis in net assets, principally intangible assets. In connection with the Pourtales Acquisition, the Company succeeded to approximately $3,593,000 of net operating loss ("NOL") carryforwards, the utilization of which are subject to various limitations. As of December 31, 1996, the Company has approximately $3,813,000 remaining of NOL carryforwards attributable to all of its acquired subsidiaries. As a result of restrictions on future utilization, the Company's valuation allowance includes a full reserve for these carryforwards. The Company's NOL carryforward expire at various dates during the five year period beginning in 2006.

   For the year ended March 31, 1996, the Company generated an NOL carryforward of approximately $591,000. Accordingly, no provision for income taxes was recorded for the year ended March 31, 1996. After the utilization of available NOL carryforwards, the Company had no taxable income for the nine months ended December 31, 1996 and the year ended December 31, 1996. Accordingly, no provision for income taxes was recorded.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


12.  INCOME TAXES  (CONTINUED)

    The principal components of the Company's deferred tax assets and liabilities at March 31, 1996 and December 31, 1996 are the following:

                                   MARCH 31,    DECEMBER 31,
                                     1996          1996
                                     ----          ----
Deferred tax assets:

 Deferred compensation...........  $  106,600   $   126,500
 Net operating loss .............     445,800     1,487,400
 Interest expense................     168,700            --
 Allowance for doubtful accounts       93,100       174,600
 Fixed assets ...................      76,600        76,600
                                   ----------   -----------
                                      890,800     1,865,100
 Valuation allowance.............    (707,600)   (1,498,900)
                                   ----------   -----------
Net deferred tax asset...........     183,200       366,200
Deferred tax liability:

 Intangible assets ..............   2,684,750     7,995,750
                                   ----------   -----------
Net deferred tax liability  .....  $2,501,550   $ 7,629,550
                                   ==========   ===========

   The reconciliation of income tax attributable to operations before the extraordinary item computed at the U.S. federal statutory tax rates to income tax expense is:

                                                                 NINE MONTHS
                                                YEAR ENDED          ENDED           YEAR ENDED
                                              MARCH 31, 1996  DECEMBER 31, 1996  DECEMBER 31, 1996
                                              --------------  -----------------  -----------------
Provision (benefit) at statutory rate of 35%     $(464,900)       $  72,050         $(248,100)
Valuation allowance adjustments ..............     462,400         (183,000)          135,400
Other.........................................       2,500          110,950           112,700
                                                 ---------        ---------         ---------
Total ........................................   $      --        $      --         $      --
                                                 =========        =========         =========

13. PENDING ACQUISITIONS AND DISPOSITIONS

SOUTHERN SKIES ACQUISITION

   On January 9, 1997 and April 25, 1997, the Company purchased radio stations KZSN-FM and KZSN-AM, both operating in the Wichita, Kansas market, and radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market, respectively, from Southern Skies Corporation ("Southern Skies") for $22,617,000 in cash, 46,189 shares of the Company's Class A Common Stock, and entered into a $750,000 five-year non-competition agreement with one of Southern Skies' principals. At December 31, 1996, the Company had provided deposits of $1,225,000 in the form of letters of credit, and on January 9, 1997 made a $6,000,000 loan to Southern Skies which was applied against the balance of the purchase price due on April 25, 1997. The loan accrued interest at 9% per annum. The acquisition was financed through additional borrowings available under the Company's Credit Agreement.

KOLL-FM ACQUISITION

   Also on April 25, 1997, the Company purchased radio station KOLL-FM, operating in the Little Rock, Arkansas market from SFX for $4,100,000, based on an independent valuation. The Company had

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1996


13. PENDING ACQUISITIONS AND DISPOSITIONS  (CONTINUED)

previously paid a $3,500,000 deposit to Multi-Market Radio, Inc., an affiliate, which was subsequently acquired by SFX. Pursuant to an LMA, the Company had provided programming and sold advertising on KOLL-FM since March 15, 1996.

OMAHA ACQUISITION

   On October 17, 1996, the Company entered into an agreement to acquire radio stations KGOR-FM and KFAB-AM, both serving the Omaha, Nebraska market from American Radio Systems Corporation for $38,000,000. In addition to the two stations, the Company will acquire the exclusive Muzak franchise for the Omaha and Lincoln, Nebraska markets. The Company has provided a deposit in the form of a letter of credit in the amount of $2,000,000.

PINNACLE ACQUISITION

   On March 20, 1997, the Company signed a letter of intent to purchase Pinnacle Sports Productions, L.L.C. ("Pinnacle") for $3,300,000, and an additional contingent payment which will not exceed $1,700,000.

   Pinnacle currently has the exclusive rights to all of the men's football, basketball and baseball games and women's basketball and volleyball games of the University of Nebraska. Upon completion of this transaction Pinnacle will continue to produce all of the games and sell the advertising for the University of Nebraska Network.

   Financing for the aforementioned pending acquisitions is expected to be provided from an amendment to the Company's Credit Agreement. Should the Company be unable to finance the transactions the Company would forfeit deposits and letters of credit provided in connection with the acquisitions. Each of the station acquisitions is subject to a number of conditions, certain of which are beyond the Company's control, including the approval of the Federal Communications Commission. Additionally, the Federal Trade Commission and the DOJ ("Antitrust Agencies") have indicated their intention to review matters related to the concentration of ownership within markets even when the ownership in question is permitted under the provisions of the Telecommunication Act of 1996 (the "Recent Legislation"). While the Company believes that each of its pending radio stations acquisitions does not represent or result in an impermissible concentration of ownership, there can be no assurance that the Antitrust Agencies will not take a contrary position which could delay or prevent the consummation of any or all of the pending radio station acquisitions or require the Company to restructure its ownership in the relevant market or markets.

LITTLE ROCK DISPOSITION

   In April 1997, the Company entered into a contract with Clear Channel Radio, Inc. ("Clear Channel") pursuant to which Clear Channel will purchase KSSN-FM, KMVK-FM and KOLL-FM, operating in the Little Rock, Arkansas market for approximately $20 million. The Company anticipates that there will be no gain or loss recognized in connection with the Little Rock Disposition.