Form 10-Q
period 1997-03-31
TRIATHLON BROADCASTING CO
filed 1997-05-15
CIK 947718

                                  FORM 10-QSB
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----    ACT OF 1934

For the quarterly period ended March 31, 1997

-----    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ---------------------- to ---------------------

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


The number of shares of the Company's equity outstanding as of May 9, 1997 is:
3,148,533 shares of Class A Common Stock, par value $.01 per share; 244,890 shares of Class B Common Stock, par value $.01 per share; 50,000 shares of Class C Common Stock, par value $.01 per share; 1,444,366 shares of Class D Common Stock, par value $.01 per share; and 5,834,000 Depositary Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, par value $.01 per share.

Transitional Small Business Disclosure Format.  Yes        No     x

                         TRIATHLON BROADCASTING COMPANY
                                  FORM 10-QSB
                                     INDEX

                                                                           Page
                                                                           ----


PART I-FINANCIAL INFORMATION

Item 1.       Financial Statements
-------       --------------------

Condensed consolidated balance sheets - March 31, 1997 (unaudited)
   and December 31, 1996                                                     3

Condensed consolidated statements of operations - Three months
   ended March 31, 1997 and 1996 (unaudited)                                 4

Condensed consolidated statements of cash flows - Three months
   ended March 31, 1997 and 1996 (unaudited)                                 5

Condensed consolidated statements of stockholders' equity - Three months
   ended March 31, 1997 (unaudited)                                          6

Notes to condensed consolidated financial statements                         7

Item 2.       Management's Discussion and Analysis or Plan of Operation     10
-------       ---------------------------------------------------------

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.                             16
-------       ---------------------------------

PART  I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                March 31,          December 31,
                                                                  1997                1996
                                                                ---------          ------------
                                                               (unaudited)           (Note)
ASSETS
Current Assets
       Cash and cash equivalents                             $       2,658         $      3,083
       Accounts receivable, net                                      4,597                4,523
       Notes receivable from officer                                   100                   75
       Other current assets                                            253                  290
                                                              ------------         ------------
                        Total current assets                         7,608                7,971

Property and equipment - less accumulated depreciation               7,737                7,534
Intangible assets, net of accumulated amortization                  76,566               65,159
Other assets, principally deposits and $6.0 million note
   receivable related to radio station acquisitions                 13,807                7,730
                                                              ------------          -----------
                                                              $    105,718          $    88,394
                                                              ============          ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
       Due to affiliates                                      $        417          $       335
       Accounts payable and accrued expenses                         3,601                2,963
       Notes payable -- current portion                                642                  179
                                                              ------------          -----------
                        Total current liabilities                    4,660                3,477

Notes payable                                                       30,358               12,821
Non-compete payable                                                    300                   --
Deferred taxes                                                       7,630                7,630
Deferred compensation                                                   96                   84

Stockholders' equity
      Preferred stock                                                   12                   12
      Common stock                                                      48                   48
      Paid-in-capital                                               65,075               66,215
      Deferred compensation                                           (593)                (682)
      Accumulated deficit                                           (1,868)              (1,211)
                                                              ------------          -----------
                         Total stockholders' equity                 62,674               64,382
                                                              ------------          -----------
                                                              $    105,718          $    88,394
                                                              ============          ===========

Note: The condensed consolidated balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 1997           1996
                                                                 ----           ----
Net revenues                                                   $  5,661       $  2,061
Operating expenses
     Station operating expenses                                   4,406          1,709
     Depreciation and amortization                                  752            176
     Corporate expenses                                             490            313
     Deferred compensation                                          100             47
                                                               --------       --------

         Total operating expenses                                 5,748          2,245
                                                               --------       --------

Operating loss                                                      (87)          (184)
Interest expense - net                                             (570)          (411)
                                                               --------       --------
Loss before extraordinary item                                     (657)          (595)
Extraordinary item - loss on early extinguishment of debt            --           (320)
                                                               --------       --------
Net loss                                                           (657)          (915)
Preferred stock dividend requirement                             (1,377)          (314)
                                                               --------       --------
Net loss applicable to common stock                            $ (2,034)      $ (1,229)
                                                               ========       ========

Loss per common share:
     Loss before extraordinary item                            $   (.42)      $   (.15)
     Extraordinary item                                              --           (.10)
                                                               --------       --------
Net loss per common share                                      $   (.42)      $   (.25)
                                                               ========       ========

Weighted average common shares outstanding                        4,862          4,842










     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 1997           1996
                                                                 ----           ----
Cash flow from operating activities                           $    596       $     264
Investing activities
     Acquisition of net assets of radio stations including
         advance fees and deposits                             (17,545)        (14,642)
     Capital expenditures                                         (181)           (219)
     Due to affiliate                                               82             (70)
                                                              --------       ---------
                                                               (17,644)        (14,931)

Financing activities
     Borrowings                                                 18,000           9,000
     Debt repayment                                                 --          (9,000)
     Financing costs                                                --          (2,926)
     Net proceeds from sale of preferred stock                      --          49,392
     Preferred stock dividends                                  (1,377)             --
                                                              --------       ---------
                                                                16,623          46,466

Net (decrease) increase in cash and cash equivalents              (425)         31,799
Cash and cash equivalents at beginning of period                 3,083           5,046
                                                              --------       ---------
Cash and cash equivalents at end of period                    $  2,658       $  36,845
                                                              ========       =========

Supplemental cash flow information:
     Interest paid                                            $    794       $     410
     Issuance of Class A Common Stock in connection
         with an acquisition                                  $    237       $      --













     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                    Series B     Mandatory
                                   Convertible  Convertible  Class A    Class B    Class C    Class D
                                    Preferred    Preferred   Common     Common     Common     Common
                                      Stock        Stock      Stock      Stock      Stock      Stock
                                      -----        -----      -----      -----      -----      -----
Balances at December 31, 1996          $6           $6         $31         $2         $1        $14

Issuance of 22,464 shares of
     Common Stock upon acquisition
     of stations

Deferred compensation

Dividends on Mandatory
 Convertible Preferred Stock
    ($.236 per share)

 Net loss
                                     ----       ------        ----       ----      -----      -----

Balances at March 31, 1997             $6           $6         $31         $2         $1        $14
                                     ====       ======        ====       ====      =====      =====


(RESTUBBED FROM TABLE ABOVE)

                                                                                        Total
                                           Paid-In     Deferred    Accumulated      Stockholders'
                                           Capital   Compensation     Deficit          Equity
                                           -------   ------------     -------          ------
Balances at December 31, 1996              $66,215      $(682)        $(1,211)        $64,382

Issuance of 22,464 shares of
     Common Stock upon acquisition
     of stations                               237                                        237

Deferred compensation                                      89                              89

Dividends on Mandatory
 Convertible Preferred Stock
    ($.236 per share)                       (1,377)                                    (1,377)

 Net loss                                                                (657)           (657)
                                           -------    -------         -------         -------

Balances at March 31, 1997                 $65,075      $(593)        $(1,868)        $62,674
                                           =======    =======         =======         =======

     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triathlon Broadcasting Company ("Company") annual report on Form 10-KSB for the transition period from April 1, 1996 to December 31, 1996.

         The accompanying unaudited condensed consolidated financial statements' include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

         The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first quarter generally produces the lowest revenues for the year and the fourth quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

         The Company currently owns and operates, sells advertising on behalf of or provides programming to 23 FM and 10 AM radio stations in seven markets in the Western United States. Upon consummation of the Pending Acquisitions (as defined herein) and the Little Rock Disposition (as defined herein), the Company will own and operate, sell advertising on behalf of or provide programming to 32 radio stations and one radio network in six markets.

         On January 9, 1997 and April 25, 1997, respectively, the Company purchased radio stations KZSN-FM and KZSN-AM, both operating in the Wichita, Kansas market, and radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market, from Southern Skies Corporation ("Southern Skies") for an aggregate purchase price of $22.6 million, 46,189 shares of the Company's Class A Common Stock and entered into a non-competition agreement with one of the principals of Southern Skies Corporation under which it will pay $750,000 over a 5 year period. Also on April 25, 1997, the Company purchased radio station KOLL-FM, operating in the Little Rock market, from SFX Broadcasting Inc. ("SFX"), for an aggregate purchase price of $4.1 million.
The Company had provided services for radio station KOLL-FM pursuant to a local market agreement ("LMA") since March 15, 1996.

         The acquisitions were accounted for using the purchase method of accounting and were financed through additional borrowings available under the Company's $40.0 million credit agreement with AT&T Capital Corporation (the "Credit Agreement"). The operating results of the stations acquired from Southern Skies, operating in Wichita, Kansas, are included in the accompanying unaudited condensed consolidated statement of operations since the acquisition as of January 10, 1997.

         The Company entered into an agreement in July 1996 to purchase radio stations KGOR-FM and KFAB-AM, operating in the Omaha, Nebraska market, and the exclusive Muzak franchise for the Lincoln and Omaha, Nebraska markets, from American Radio Systems for an aggregate purchase price of $38.0 million (the "Omaha Acquisition"). The Company has provided a deposit in the form of a letter of credit, pursuant to which it has segregated $2.0 million, and anticipates consummating the Omaha Acquisition during the second quarter of 1997. The FCC licenses for the radio stations subject to the Omaha Acquisition expire on June 1, 1997. Renewal applications with respect to these stations were filed with the FCC and such applications are pending. The Company is negotiating with American Radio Systems to consummate the Omaha Acquisitions subject to certain conditions prior to the final grant by the FCC of the license renewal.

         Also in Nebraska, the Company has entered into an agreement to purchase Pinnacle Sports Productions, LLC (the "Pinnacle

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

Acquisition") which broadcasts all of the men's football, basketball and baseball games and women's basketball and volleyball games of the University of Nebraska. The purchase price of approximately $3.3 million may be increased by $1.7 million if the University of Nebraska renews its contract with the Company in 2001 for a minimum of an additional three year term. The Company anticipates consummating the Pinnacle Acquisition in May 1997.

         "Pending Acquisitions" refers collectively to the Omaha Acquisition and the Pinnacle Acquisition.

         The Company has received a proposal from AT&T Capital Corporation and Union Bank of California (the "Lender") and expects to enter into a credit agreement ("Proposed Credit Agreement"). Should the Company be unable to finance the Omaha Acquisition, the Company would forfeit deposits of $2 million. Each of the Pending Acquisitions is subject to a number of conditions, certain of which are beyond the Company's control such as approval of the Federal Communication Commission.

         The Company has entered into an agreement with Clear Channel Radio, Inc. ("Clear Channel"), pursuant to which the Company will sell to Clear Channel, radio stations KOLL-FM, KSSN-FM and KMVK-FM, each operating in the Little Rock, Arkansas market (the "Little Rock Disposition"). The aggregate sale price is $20.0 million. While the purchase agreement with respect to the Little Rock Disposition contemplates that the consummation of the Little Rock Disposition could be as late as two years from the date of the agreement, the Company anticipates that the Little Rock Disposition will be consummated during the fourth quarter of 1997.

         In the event that the Little Rock Disposition is not consummated within six months of the filing (the "Filing Date") of the requisite applications with the FCC and the Justice Department in connection with the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the "HSR Act") due to the failure to obtain the necessary regulatory consents, Clear Channel has agreed to guarantee the $20.0 million loan that the Company expects to obtain under the Proposed Credit Agreement. In the event that the closing has not occurred within 18 months of the Filing Date due to the failure to obtain such consents, Clear Channel has agreed to make a $20.0 million loan to the Company to be secured only by the assets of the radio stations subject to the Little Rock Disposition. The proceeds of this loan will be used to repay
$20.0 million to be obtained under the Proposed Credit Agreement.

Note 3 - Related Party Transactions

         Other Assets at March 31, 1997 includes $750,000 paid to SFX Broadcasting, Inc., which receives the fees payable to SCMC under the Amended and Restated SCMC Agreement. The Sillerman Companies, Inc. ("TSC") provides services to the Company on behalf of SCMC which has retained final responsibility for the performance of the Amended and Restated SCMC Agreement. Both SCMC and TSC are controlled by Robert F.X. Sillerman. The $750,000 payment to SFX represents an advance on investment advisory fees. Fees due to TSC in connection with the Omaha Acquisition, Pinnacle Acquisition and Little Rock Disposition are $945,000 and will be reduced by this advance payment.

Note 4 - DOJ Information Request

         Following the passage of the Telecommunications Act of 1996, the Department of Justice (the "DOJ") indicated its intention to investigate certain existing industry practices that had not been previously subject to anti-trust review. The Company has received information requests regarding joint selling agreement ("JSA") the Company had from September 1 to December
31, 1996 in the Wichita, Kansas market (the "Witchita JSA") and the JSA the Company has in Colorado Springs, Colorado and Spokane, Washington markets
(the "Citadel JSA"). These information requests also cover another JSA which the Company has in Spokane, Washington. The Citadel JSA provided approximately 20% of the Company's net revenue's during the three months ended March 31, 1997. In the event the DOJ requires the termination or modification of the Citadel JSA, the Company believes that it will not have a long-term material adverse effect on the Company. During the three months ended December 31, 1996, the Company provided $300,000 in connection with the estimated legal costs related to compliance with the DOJ information results.

Note 5 - Loss Per Common Share

         Loss per common share is based upon the net loss applicable to common shares which is net of preferred stock dividends

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

and upon the weighted average of common shares outstanding during the period. The conversion of securities convertible into common stock and the exercise of stock options were not assumed in the calculation of loss per common share because the effect would be antidilutive.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 establishes standards for computing and presenting earnings per share ("EPS") and supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15"). FAS 128 replaces the presentation of primary EPS with a presentation of basic EPS which excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. This statement also requires dual presentation of basic EPS and diluted EPS on the face of the income statement for all periods presented. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15, with some modifications. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Early adoption is not permitted and the statement requires restatement of all prior-period EPS data presented after the effective date.

         The Company will adopt FAS 128 effective with its 1997 year end. Management does not believe the implementation of FAS 128 will have a material effect on the Company's EPS calculations.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, consummation of the Pending Acquisitions and the Little Rock Disposition (see Note 2 to the Condensed Consolidated Financial Statements), integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

         The following chart sets forth certain information with respect to the Company's stations after giving effect to the Pending Acquisitions and the Little Rock Disposition:

                                                                                            NUMBER OF STATIONS OPERATED
                          NUMBER OF STATIONS CURRENTLY      NUMBER OF STATIONS TO BE     FOLLOWING PENDING ACQUISITIONS AND
MARKET (1)                          OPERATED(1)                     ACQUIRED                  LITTLE ROCK DISPOSITION
----------                          --------                        --------                  -----------------------

                                                                                               AM                  FM
                                                                                               --                  --
Omaha,
     Nebraska(2).....                   2                              2                       1                   3

Spokane,
     Washington......                   8(3)(4)                        0                       3                   5

Wichita, Kansas......                   7                              0                       3                   4

Colorado Springs,
     Colorado........                   4(3)                           0                       2                   2

Lincoln,
     Nebraska(2).....                   4                              0                       0                   4

Tri-Cities,
     Washington......                   5(5)                           0                       2                   3
                                       --                             --                      --                  --

   Total.............                  30                              2                      11                  21


--------------
(1) Does not include three stations operating in the Little Rock, Arkansas market, currently owned and operated by the Company and to be sold in the Little Rock Disposition.
(2) The Company has entered into an agreement to acquire the rights to the University of Nebraska Network pursuant to the Pinnacle Acquisition.
(3) Includes four stations in each of the Colorado Springs and Spokane markets for which Citadel Broadcasting Company sells advertising pursuant to a joint sales agreement.
(4) Includes one station that is not owned by the Company but on which it sells advertising pursuant to a joint sales agreement.

(5) Includes one station that is not owned by the Company but on which it provides services and sells advertising pursuant to a local marketing agreement.

         On February 12, 1997, the Company adopted a change in the Company's fiscal year end to December 31, effective December 31, 1996.

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

         The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first quarter generally produces the lowest revenues for the year, and the fourth quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods.

         The Department of Justice, Antitrust Division ("DOJ") is investigating the Citadel JSA in connection with the concentration of radio station ownership within Colorado Springs, Colorado and Spokane, Washington. The DOJ is increasingly scrutinizing the radio broadcasting industry. In a recent case, the DOJ has, for the first time, requested the termination of a radio station JSAs that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the area, control over more than 60% of radio advertising revenue in the area. The Citadel JSA currently may be deemed to provide Citadel control over approximately 52.2% and 46.6% of the sales of radio advertising in the Spokane, Washington market and the Colorado Springs, Colorado market, respectively. The Citadel JSA provided approximately 20% of the Company's net revenues in the quarter ending March 31, 1997. In the event the DOJ requires the termination or modification of the Citadel JSA the Company believes that it will not have a long-term material adverse effect on the Company because the Company believes that (i) it can more efficiently provide the services currently performed by Citadel, and (ii) the Citadel JSA fee structure does not reflect such efficiencies.

RESULTS OF OPERATIONS

         The Company's consolidated financial statements are not directly comparable from period to period due to acquisition activity.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

         Net revenues increased approximately $3.6 million to approximately $5.7 million for the three months ended March 31,1997 from approximately $2.1 million for the three month period in 1996 as a result of acquisitions and operating agreements entered into during calendar 1996 and the growth at continuously owned and operated stations. Net revenues from the stations owned and operated by the Company as of March 31, 1997 were approximately $5.7 million for the three months ended March 31, 1997 which represented a 34% increase over the net revenues on a same station basis for 1996 quarter. Despite the growth in net revenues, the Company continued to be impacted by disruptions in sales efforts as a result of restructuring of sales management and turnover of sales staff during the periods after the acquisitions of stations. The Company expects the impact of these disruptions to continue in the short term and may experience similar disruptions in the future. Net revenues during the 1996 quarter, were impacted by disruptions in sales efforts as a result of the pending sales the radio stations to the Company. The three months ended March 31, 1997 was also favorably impacted by the inclusion in net revenues of the reimbursement for operating expenses under the joint selling agreement ("JSA") the Company entered into with Citadel Broadcasting, Inc. with respect to four FM and four FM radio stations in the Spokane, Washington and the Colorado Springs, Colorado markets (the "Citadel JSA"). No reimbursement was recorded during the three months ended March 31, 1996 since the Company operated those radio stations under a local marketing agreement ("LMA") with Pourtales Radio Partnership at that time.

         Station operating expenses increased by approximately $2.7 million in three months ended March 31, 1997 to approximately $4.4 million from approximately $1.7 million for three months ended March 31, 1996 primarily due to the inclusion of expenses related to the acquisitions and operating agreements entered into during calendar 1996. On a same station basis for the radio stations owned and operated by the Company as of March 31, 1997, operating expenses for the three months ended March 31, 1997 increased 21% as compared to the three months ended March 31, 1996. Station operating expenses during the period prior to the Company's operation and/or ownership lack comparability in some instances as a result of the absence of certain costs including salaries for owner-management. The benefits of the Company's cost reduction programs and efficiencies of combined operations in the markets served during the three months ended March 31, 1997 did not fully offset the impact of the additional required costs not incurred in the prior period by the former owners. In addition, selling costs increased due to restructuring and turnover of sales staff. Further, station operating expenses during the three months ended March 31, 1997 include amounts expended for radio stations subject to the Citadel JSA for which no expenses were included in the prior year quarter.

         Broadcast Cash Flow for the three months ended March 31, 1997 was approximately $1.3 million with Broadcast Cash Flow as a percentage of net revenues ("Broadcast Cash Flow Margin") of 22.2% versus Broadcast Cash Flow of approximately $352,000 and Broadcast Cash Flow Margin of 17.1% for the three months ended March 31, 1996. Broadcast Cash Flow Margin in the three months ended March 31, 1997 was reduced by approximately 3% by the impact of recording as revenues the reimbursement of expenses under the Citadel JSA and including the related expenses in station operating expenses. On a same station basis, Broadcast Cash Flow for the three months ended March 31, 1997 increased approximately 122% as compared to $571,000 for the three months ended March
31, 1996 principally as a result of increased net revenues in the Spokane, Washington and Omaha, Nebraska markets.

         Depreciation and amortization expense for the three months ended March 31, 1997 was approximately $752,000 versus approximately $176,000 for the 1996. The increase was attributable to the additional depreciation of fixed assets and amortization of intangible assets resulting from acquisitions consummated during calendar 1996.

         Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses for the three months ended March 31, 1997 were approximately $490,000 as compared to $312,000 for the three months ended March 31, 1996. Included in corporate expense are fees paid to SFX for services rendered by TSC under the Amended and Restated SCMC Agreement of $142,000 and $76,000 for the three months ended March 31, 1997 and the three months ended March 31, 1996, respectively.

         The Company recorded deferred compensation expense of $100,000 for the three months ended March 31, 1997 and $47,000 in prior period. This recurring expense, not currently, and in some cases, never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods.

         Operating loss (net revenues less total operating expenses) for the three months ended March 31, 1997 was approximately $87,000 as compared to $184,000 for the three months ended March 31, 1996. The reduction in the operating loss results principally from the inclusion of three full months of operations for stations acquired during calendar 1996.

         Net interest expense for the three months ended March 31, 1997 was approximately $570,000 as compared to $411,000 for the three months ended
March 31, 1996. The net increase in expense was principally attributable to the increased borrowing to complete the acquisition of radio stations from Pourtales Radio Partnership in November 1996 and the purchase of radio stations operating in Wichita, Kansas from Southern Skies, in January 1997.

         Net loss before extraordinary item for the three months ended March 31, 1997 was $657,000 versus a loss of $595,000 for the three months ended March 31, 1996 period. In the three months ended March 31, 1996, the Company incurred an extraordinary loss in connection with the write-off of deferred financing costs of $320,000 associated with the early extinguishment of debt. Net loss for the three months ended March 31, 1997 and 1996 was $657,000 and $915,000, respectively. Net loss applicable to common stock for the three months ended March 31, 1997 was approximately $2 million as compared to approximately $1.2 million for the three months ended March 31, 1996. The increase in the net loss applicable to common stock was principally due to the three month provision for dividends in the 1997 period on the Depositary Shares each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock issued in March 1996 (the "Preferred Stock Offering").

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's principal sources of funds have been the proceeds from the Company's initial public offering on September 5, 1997 (the "Initial Public Offering") of approximately $12.9 million, the borrowing of $9.0 million under the loan agreement with AT&T Capital Corporation (the "Initial Loan Agreement"), net proceeds of approximately $56.4 million from the Preferred Stock Offering and the borrowing of $40.0 million under the Credit Agreement. The cost of the acquisitions completed through March 31, 1997 of approximately $84.7 million, including deposits in connection with Pending Acquisitions, were financed with the proceeds from the Company's Initial Public Offering, the Preferred Stock Offering and the Credit Agreement. As of March 31, 1997, the Company entered into agreements with respect to the Pending Acquisitions for an aggregate purchase price of approximately $40.0 million, not including deposits. In order to consummate the Omaha Acquisition, the Company anticipates entering into the Proposed Credit Agreement and borrowing thereunder. The Company intends to use cash on hand to finance the initial payments required for the Pinnacle Acquisition. In addition, in April 1997, the Company entered into agreement with respect to the Little Rock Disposition for $20.0 million.

         Cash flow from operating activities for the three months ended March 31, 1997 was approximately $596,000 as compared to $264,000 for the prior period. The increase in cash flow from operating activities was principally the result of improved broadcast flow margins. Cash used in investing activities was approximately $17.6 million and approximately $14.9 million during the three months ended March 31, 1997 and the three months ended March 31, 1996, respectively, and primarily related to the acquisitions of radio stations. Cash flow from financing activities during these periods amounted to approximately $16.6 million and $46.5 million, respectively, principally related to borrowings under the Credit Agreement during the three months ended March 31, 1997 and net proceeds form the Preferred Stock Offering in the 1996 period.

         Proposed Credit Agreement. The aggregate purchase price of the Pending Acquisitions is approximately $40.0 million, not including approximately $2.0 million segregated to secure deposits and the $1.7 million contingent portion of the purchase price of the Pinnacle Acquisition. The Company has received a proposal from its Lenders and anticipates receiving a commitment letter with respect to the Proposed Credit Agreement, which the Company intends to use to provide the $40.0 million necessary to consummate the Omaha Acquisitions. The Company's ability to borrow funds under the Proposed Credit Agreement will be conditioned on meeting certain financial ratios discussed below and therefore, the maximum amounts which might become available under the facility, and the maximum amounts actually available to the Company at any particular time may be substantially less.

         The Company believes that, the Proposed Credit Agreement will consist of four senior secured credit facilities. The first facility will be an 18-month term loan in the amount of $20.0 million (the "Little Rock Facility"). The Little Rock Facility will bear interest at LIBOR + 3.25% for so long as the agreement with respect to the Little Rock Disposition is in force, and at rates up to LIBOR + 5.50% if that agreement is no longer in force. The Little Rock Facility must be paid from the proceeds of the Little Rock Disposition, which is anticipated to be consummated during the fourth quarter of 1997 for a sale price of $20.0 million. Clear Channel, the buyer, has agreed to guarantee the Little Rock Facility if the FCC and HSR approvals required to consummate the Little Rock Disposition are not obtained within six months after the filings requesting such approvals, and has agreed to loan the Company $20.0 million, if such approvals are not obtained within 18 months after such filings.

         The second facility will be a seven-year revolver in the maximum amount of $35.0 million (the "Initial Revolver"). The Initial Revolver will bear interest at a rate based, at the Company's option, on LIBOR or an alternative base rate which is substantially equivalent to the Lenders' prime rate. The interest rate may vary from LIBOR + 1.50% (or the alternative base rate + 0.50%) to LIBOR + 2.75% (or the alternative base rate + 1.75%), based upon the Company's consolidated leverage ratio. The amount available under the Initial Revolver decreases on a quarterly basis, in amounts ranging from $350,000 per quarter in mid-1998 to approximately $1.0 million per quarter in 2004.

         The third facility will be a 7.25-year term loan in the maximum amount of $25.0 million (the "Term Loan"). The Term Loan will bear interest at LIBOR + 3.50%. The principal of the Term Loan must be reduced by $125,000 per year (paid on a quarterly basis) until 2004, when the balance of the Term Loan will become due.

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

         The Company will be required to incur additional indebtedness or raise additional equity financing in connection with future acquisitions of radio properties and is likely to need to incur or raise such additional financing when the balloon payment is due in 2004 under the Proposed Credit Agreement. There can be no assurance that the Company will be able to incur such additional indebtedness or raise additional equity on terms acceptable to the Company. Without such sources of funding, it is unlikely that the Company will be able to continue to implement its acquisition strategy.

         In pursuing the Company's acquisition strategy, management is also aware that of the

Company's current group of stations combined with the aggressive thrust towards consolidation in the industry may, at a future time, present an attractive opportunity to maximize stockholder value through a sale of the Company's assets by the combination of the Company's business with that of a larger broadcasting company. The Company has engaged TSC to actively explore alternatives to maximize stockholder value and will continue to consider all available opportunities.

PART II. Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
-------                             ----------------------

**3.1           Amended and Restated Certificate of Incorporation of Triathlon Broadcasting Company
 +3.2           Certificate of Amendment to The Amended and Restated Certificate of Incorporation of Triathlon
                Broadcasting Company
 *3.3           By-laws of the Company
 *4.1           IPO Underwriters' Warrant
 *4.2           Specimen Stock Certificate for Class A Common Stock
**4.3           Certificate of Designations of the Series B Convertible Preferred Stock
**4.4           Form of Certificate of Designations of the % Mandatory Convertible Preferred Stock
**4.5           Form of Deposit Agreement relating to the % Mandatory Convertible Preferred Stock
**4.6           Form of Stock Certificate for % Mandatory Convertible Preferred Stock
**4.7           Form of Depositary Receipt Evidencing Depositary Shares
+10.61          Letter agreement dated April 3, 1997 between Sillerman Communications Management
                Corporation and Triathlon Broadcasting Company
+10.62          Asset Purchase Agreement dated as of April 11, 1997 among Triathlon Broadcasting of Little
                Rock, Inc., Clear Channel Radio, Inc. and Clear Channel Radio Licenses, Inc.
+10.63          Purchase and Sale Agreement dated as of April 23, 1997 by and between Paul R. Aaron,
                Triathlon Sports Programming and TSPN, Inc.
+10.64          Purchase and Sale Agreement dated as of April 23, 1997 by and between Dale M. Jensen and
                Triathlon Sports Programming, Inc.
27              Financial Data Schedule


---------------

* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-94316), as amended, originally filed with the Securities and Exchange Commission on July 6, 1995.
** Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-1186), as amended, originally filed with the Securities and Exchange Commission on February 9, 1996.
+ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the transition period from April 1, 1996 to December 31, 1996, filed with the Securities and Exchange Commission on May 13, 1997.

         (b) Reports on Form 8-K

         Form 8-K filed with Securities and Exchange Commission on January 24, 1997 reporting certain acquisitions under Item 2 and containing under Item 7 the audited financial statements for the radio stations acquired on January 9, 1997 and to be acquired from Southern Skies Corporation for the years ended December 31, 1995 and 1994 and the unaudited financial information as at September 30, 1996 and for the nine months ended 1996 and 1995. In addition the Company reported the termination of the Joint Sales Agreement for radio stations KKRD-FM, KRZZ-FM and KNSS-AM, each operating in Wichita, Kansas market, effective January 1, 1997 under Item 5.

         Form 8K/A filed with Securities and Exchange Commission on February 4, 1997 including under Item 7(a) the audited financial statements form the KFAB-AM, KGOR-FM and Business Music Service for the nine months period ended September 30, 1996 and 1995 to be acquired from American Radio Systems and under Item 7 (b) the unaudited pro forma financial information of the Company which included radio stations acquired or to be acquired from Southern Skies and American Systems for the year ended March 31, 1996 and for the six months ended September 30, 1996.

         Form 8K/A filed with the Securities and Exchange Commission on February 4, 1997 including under Item 7(a) the audited financial statements for the radio stations acquired from Pourtales Radio Partnership for the years ended December 31, 1995 and 1994 and the unaudited financial information as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 and under Item 7(b) the unaudited pro forma financial information of the Company which included radio stations acquired from Pourtales Radio
Partnership for the year ended March 31, 1996 and as at and for the six months ended September 30, 1996.

         Form 8-K filed with Securities and Exchange Commission on February 13, 1997 reporting the adoption of a fiscal year ending on December 31 instead of a fiscal year ended March 31, effective December 31, 1996.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRIATHLON BROADCASTING COMPANY



Dated: May 15, 1997                  By: /s/   Jan E. Chason
                                        ---------------------------------------
                                          Jan E. Chason
                                          Chief Financial Officer and Treasurer