Form 10QSB
period 1997-06-30
TRIATHLON BROADCASTING CO
filed 1997-08-14
CIK 947718

                                     FORM 10-QSB
                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



  X      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - -----    ACT OF 1934

For the quarterly period ended June 30, 1997

- - -----    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

The number of shares of the Company's equity outstanding as of August 11, 1997 is: 3,148,533 shares of Class A Common Stock, par value $.01 per share; 244,890 shares of Class B Common Stock, par value $.01 per share; 50,000 shares of Class C Common Stock, par value $.01 per share; 1,444,366 shares of Class D Common Stock, par value $.01 per share; and 5,834,000 Depository Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, par value $.01 per share.

Transitional Small Business Disclosure Format.  Yes        No     x

                        TRIATHLON BROADCASTING COMPANY
                                  FORM 10-QSB
                                     INDEX

                                                                                               Page
                                                                                               ----


PART I-FINANCIAL INFORMATION

Item 1.       Financial Statements
- - -------       --------------------

Condensed consolidated balance sheets - June 30, 1997 (unaudited)
   and December 31, 1996                                                                         3

Condensed consolidated statements of operations - Three and six months
   ended June 30, 1997 and 1996 (unaudited)                                                      4

Condensed consolidated statements of cash flows - Six months
   ended June 30, 1997 and 1996 (unaudited)                                                      5

Condensed consolidated statements of stockholders' equity - Six months
   ended June 30, 1997 (unaudited)                                                               6

Notes to condensed consolidated financial statements                                             7

Item 2.       Management's Discussion and Analysis or Plan of Operation                         11
- - -------       ---------------------------------------------------------

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.                                                 19
- - -------       ---------------------------------


PART  I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                             June 30,     December 31,
                                                                               1997          1996
                                                                           ------------   ------------
                                                                           (unaudited)       (Note)

                    ASSETS
                    Current Assets
                           Cash and cash equivalents                         $   4,195    $   3,083
                           Accounts receivable, net                              6,571        4,523
                           Notes receivable from officer                            25           75
                           Other current assets                                    239          290
                                                                             ---------     --------
                                            Total current assets                11,030        7,971

                    Property and equipment - less accumulated depreciation      10,458        7,534
                    Intangible assets, net of accumulated amortization         113,444       65,159
                    Other assets                                                   701        7,730
                    Assets held for sale                                        20,000         --
                                                                             ---------    ---------
                                                                             $ 155,633    $  88,394
                                                                             =========    =========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

                    Current Liabilities
                           Due to affiliates                                 $     347    $     335
                           Accounts payable and accrued expenses                 5,566        2,963
                           Notes payable -- current portion                      1,418          179
                                                                             ---------    ---------
                                            Total current liabilities            7,331        3,477

                    Notes payable                                               79,404       12,821
                    Non-compete payable                                            707         --
                    Deferred taxes                                               7,630        7,630
                    Deferred compensation                                          104           84

                    Stockholders' equity
                          Preferred stock                                           12           12
                          Common stock                                              49           48
                          Paid-in-capital                                       63,947       66,215
                          Deferred compensation                                   (504)        (682)
                          Accumulated deficit                                   (3,047)      (1,211)
                                                                              ---------    ---------
                                             Total stockholders' equity         60,457       64,382
                                                                              ---------    ---------
                                                                             $ 155,633    $  88,394
                                                                             =========    =========


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

                       TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share amounts)
                                           (unaudited)

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                     -------------------------            ------------------------
                                                         1997          1996                  1997           1996
                                                         ----         ----                   ----           ----

Net revenues                                          $ 7,953        $ 4,526              $ 13,614       $   6,587
Operating expenses
     Station operating expenses                         5,805          3,233                10,211           4,942
     Depreciation and amortization                        807            333                 1,559             509
     Corporate expenses                                   524            491                 1,014             804
     Deferred compensation                                 97            113                   197             160
                                                      --------       --------              --------        --------
         Total operating expenses                       7,233          4,170                12,981           6,415
                                                      --------       --------              --------        --------
Operating income                                          720            356                   633             172
Interest expense - net                                   (941)          (449)               (1,511)           (860)
                                                      --------       --------              --------        --------
Loss before extraordinary item                           (221)           (93)                 (878)           (688)
Extraordinary item - loss on early
    extinguishment of debt                               (958)             --                 (958)           (320)
                                                      --------       --------              --------        --------
Net loss                                               (1,179)           (93)               (1,836)         (1,008)
Preferred stock dividend requirement                   (1,377)        (1,346)               (2,754)         (1,660)
                                                     --------        --------              --------        --------
Net loss applicable to common stock                  $ (2,556)      $ (1,439)              $(4,590)       $ (2,668)
                                                     =========      =========             =========       =========

Loss per common share:
     Loss before extraordinary item                  $  (0.32)      $  (0.30)             $  (0.74)       $  (0.45)
     Extraordinary item                              $  (0.20)             --             $  (0.20)       $  (0.10)
                                                     --------        --------             --------         --------
Net loss per common share                            $  (0.52)      $  (0.30)             $  (0.94)       $  (0.55)
                                                     =========      =========             =========       =========
Weighted average common shares outstanding              4,881          4,842                 4,871           4,842



     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                                            Six Months Ended June 30,
                                                                           ----------------------------
                                                                              1997              1996
                                                                              ----              ----

Cash flow from operating activities                                         $ 1,102          $  (2,893)

Investing activities
     Acquisition of net assets of radio stations including
         advance fees and deposits                                          (63,708)           (38,797)
     Capital expenditures                                                      (277)              (227)
     Due to affiliate                                                            12                (70)
                                                                           --------          ---------
                                                                            (63,973)           (39,094)

Financing activities
     Borrowings                                                             108,279              9,000
     Debt repayment                                                         (40,050)            (9,000)
     Financing costs                                                         (1,492)            (2,926)
     Net proceeds from sale of preferred stock                                   --             55,640
     Payment of preferred stock dividends                                    (2,754)            (1,714)
                                                                           --------          ---------
                                                                             63,983             51,000

Net increase in cash and cash equivalents                                     1,112              9,013
Cash and cash equivalents at beginning of period                              3,083              5,046
                                                                           --------          ---------
Cash and cash equivalents at end of period                                  $ 4,195           $ 14,059
                                                                           ========          =========

Supplemental cash flow information:
     Interest paid                                                          $ 1,495           $    600
     Issuance of Class A Common Stock in connection
         with acquisitions                                                  $   487                 --













     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)


                                    Series B     Mandatory
                                   Convertible  Convertible  Class A    Class B    Class C    Class D
                                    Preferred    Preferred   Common     Common     Common     Common
                                      Stock        Stock      Stock      Stock      Stock      Stock
                                     -----       -----      -----      -----      -----      -----
Balances at January 1, 1997            $6           $6         $31         $2         $1        $14

Issuance of 46,189 shares of
     Common Stock upon acquisition
     of stations                                                 1

Deferred compensation

Dividends on Mandatory
 Convertible Preferred Stock
    ($.472 per share)

 Net loss
                                     ----       ------        ----       ----      -----      -----
Balances at June 30, 1997              $6           $6         $32         $2         $1        $14
                                     ====       ======        ====       ====      =====      =====


(RESTUBBED FROM TABLE ABOVE)

                                                                                        Total
                                           Paid-In     Deferred    Accumulated      Stockholders'
                                           Capital   Compensation     Deficit          Equity
                                          -------   -----------     -------         ------

Balances at January 1, 1997                $66,215      $(682)        $(1,211)        $64,382

Issuance of 46,189 shares of
     Common Stock upon acquisition
     of stations                               486                                        487

Deferred compensation                                     178                             178

Dividends on Mandatory
 Convertible Preferred Stock
    ($.472 per share)                       (2,754)                                    (2,754)

 Net loss                                                              (1,836)         (1,836)
                                           -------     -------       --------         -------
Balances at June 30, 1997                  $63,947      $(504)        $(3,047)        $60,457
                                           ========    =======        ========        ========

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

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

         The Company currently owns and operates, sells advertising on behalf of or provides programming to 24 FM and 11 AM radio stations in seven markets and owns a regional sports radio network (the "Sports Network") in the Western United States. Upon consummation of the Little Rock Disposition (as defined herein), the Company will own and operate, sell advertising on behalf of or provide programming to 32 radio stations and the Sports Network in six markets.

         On June 2, 1997, the Company purchased radio stations KFAB-AM and KGOR-FM, operating in the Omaha, Nebraska market, and the exclusive Muzak franchise for the Lincoln and Omaha, Nebraska markets, from American Radio Systems Corporation ("ARS") for an aggregate purchase price of $38.0 million (the "KFAB/KGOR Acquisition"). On May 15, 1997, the Company purchased Pinnacle Sports Productions, LLC (the "Pinnacle Acquisition") which broadcasts all of the men's football, basketball and baseball games and women's basketball and volleyball games of the University of Nebraska. The purchase price of approximately $3.3 million may be increased by $1.7 million if the University of Nebraska renews its contract with the Company in 2001 for a minimum of an additional three year term. On January 9, 1997 and April 25, 1997, respectively, the Company purchased radio stations KZSN-FM and KZSN-AM, both operating in the Wichita, Kansas market (the "Southern Skies Wichita Acquisition"), and radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market (the "Southern Skies Little Rock Acquisition"), from Southern Skies Corporation ("Southern Skies") for an aggregate purchase price of $22.6 million, 46,189 shares of the Company's Class A Common Stock valued at $487,000 and a non-competition agreement with one of the principals of Southern Skies Corporation under which it will pay $750,000 over a 5 year period (collectively the "Southern Skies Acquisition"). Also on April 25, 1997, the Company purchased radio station KOLL-FM, operating in the Little Rock market, from SFX Broadcasting Inc. ("SFX"), an affiliate, for an aggregate purchase price of $4.1 million (the "KOLL Acquisition"). The Company had provided services for radio station KOLL-FM pursuant to a local market agreement ("LMA") since March 15, 1996.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


         The acquisitions referred to above were accounted for using the purchase method of accounting and were financed through borrowings available under the Company's $80.0 million Amended Loan Agreement (as defined herein) or its prior loan agreement with AT&T Commercial Finance Corporation ("AT&T"). The operating results of the Southern Skies Acquisition, the KOLL Acquisition, the Pinnacle Acquisition, and the KFAB/KGOR Acquisition are included in the accompanying unaudited condensed consolidated statement of operations as of their respective acquisition dates.

         The Company has entered into an agreement with Clear Channel Radio, Inc. ("Clear Channel"), pursuant to which the Company will sell to Clear Channel, radio stations KOLL-FM, KSSN-FM and KMVK-FM, each operating in the Little Rock, Arkansas market (the "Little Rock Disposition"). The aggregate sale price is $20.0 million. While the purchase agreement with respect to the Little Rock Disposition contemplates that the consummation of the Little Rock Disposition could be as late as two years from the date of the agreement, the Company anticipates that the Little Rock Disposition will be consummated during the fourth quarter of 1997. The Company will not recognize a gain or loss on the Little Rock Disposition. The stations being sold pursuant to the Little Rock Disposition have been classified as Assets Held for Sale in the accompanying unaudited June 30, 1997 condensed consolidated balance sheet. During the period from the date of acquisition through June 30, 1997, the Company capitalized a loss of approximately $1,000 related to the Southern Skies Little Rock stations.

         In the event that the Little Rock Disposition is not consummated by November 14, 1997 due to the failure to obtain the necessary regulatory consents, including the consent of the Department of Justice ("DOJ") and the Federal Communications Commission, Clear Channel has agreed to guarantee the third tranche (as defined herein) of the Amended Loan Agreement in the amount of $20.0 million. In the event that the closing has not occurred by November 14, 1998 due to the failure to obtain such consents, Clear Channel has agreed to make a $20.0 million loan to the Company to be secured only by the assets of the radio stations subject to the Little Rock Disposition.
The proceeds of this loan will be used to repay $20.0 million obtained under the Amended Loan Agreement. The DOJ has approved the Little Rock Disposition.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)

NOTE 3 - INDEBTEDNESS

         On May 30, 1997, the Company entered into an Amended and Restated Loan Agreement ("Amended Loan Agreement") with AT&T and Union Bank of California, N.A. ("Union Bank") (collectively the "Lenders") in an aggregate amount of $80 million. The purpose of the agreement was to refinance existing debt, finance acquisitions and support working capital needs. The Amended Loan Agreement is comprised of four tranches. The first, in the amount of $35 million, is a reducing revolver with principal payments due beginning on July 1, 1998 with a maturity of April 1, 2004. The second, in the amount of $25 million, is a term loan with principal payments due beginning on July 1, 1998 with a maturity of July 1, 2004. The third, in the amount of $20 million, is a bridge loan that matures November 1, 1998 or the date of the closing of the Little Rock Disposition, whichever is earlier. Once the third tranche is fully repaid, the fourth tranche, an acquisition revolver in the amount of $20 million, will be made available to the Company with the same terms as the second tranche. See "Item 2. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources for additional information."


         The Company's subsidiaries borrowed $78.5 million under the Amended Loan Agreement on June 2, 1997, in connection with repaying the Company's then outstanding indebtedness with AT&T and the consummation of the KFAB/KGOR Acquisition. Loans under the Amended Loan Agreement bear interest at a floating rate equal to a base rate which approximates prime plus 1/2 of 1%, plus an applicable margin, or the LIBOR rate plus an applicable margin. The applicable margin for the first tranche is 1.75% for base rate loans and 2.75% for LIBOR rate loans and may be reduced in the event the Company achieves certain lower leverage ratios. The applicable margin for the second tranche is 2.50% for base rate loans and 3.50% for LIBOR rate loans and for the third tranche, 2.25% for base rate loans and 3.25% for LIBOR rate loans.

         The obligations of the Company's subsidiaries under the Amended Loan Agreement are secured by a first priority security interest in all existing and acquired property of the Company's subsidiaries, with the exception of FCC licenses and authorizations to the extent it is unlawful to grant a security interest in such licenses and authorizations, and all issued and outstanding capital stock of the Company's subsidiaries. All outstanding indebtedness under the Amended Loan Agreement is guaranteed by the Company. The Amended Loan Agreement also contains financial leverage and coverage ratios which may inhibit the Company's ability to incur other indebtedness, and restrictions on capital expenditures and other payments.

         In connection with the Amended Loan Agreement, the Company wrote off all deferred financing costs related to the old credit facility resulting in an extraordinary loss of $958,000 being recorded in the accompanying condensed consolidated statements of operations.

Note 4 - DOJ Information Request

         Following the passage of the Telecommunications Act of 1996, the DOJ indicated its intention to investigate certain existing industry practices that had not been previously subject to anti-trust review. The Company has received information requests regarding the joint selling agreement ("JSA") the Company had from September 1 to December 31, 1996 in the Wichita, Kansas market (the "Wichita JSA") and the JSA the Company has in Colorado Springs, Colorado and Spokane, Washington markets (the "Citadel JSA"). These information requests also cover another JSA which the Company has in Spokane, Washington. The Citadel JSA provided approximately 18% of the Company's net revenue's during the six months ended June 30, 1997. In the event the DOJ requires the termination or modification of the Citadel JSA, the Company believes that it will not have a long-term material adverse effect on the Company.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, consummation of the Little Rock Disposition (see Note 2 to the Condensed Consolidated Financial Statements), integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. The company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

         The Company owns and operates radio stations primarily in medium and small markets in the Midwestern and Western United States. The Company currently owns and operates, sells advertising on behalf of or provides programming to 24 FM and 11 AM radio stations in seven markets and owns the Sports Network. Upon consummation of the Little Rock Disposition, the Company will own and operate, sell advertising on behalf of or provide programming to 32 radio stations and the Sports Network in six markets.

         The following chart sets forth certain information with respect to the Company's stations after giving effect to the Little Rock Disposition:


                                     AM                        FM
                                     --                        --

Omaha,
     Nebraska(1)......                1                         3

Spokane,
     Washington(2)(3).                3                         5

Wichita, Kansas.......                3                         4

Colorado Springs,
     Colorado(2)......                2                         2

Lincoln,
     Nebraska(1)......                0                         4

Tri-Cities,
     Washington(4)....                2                         3
                                     --                        --

   Total..............               11                        21


------------------
(1) The Company has acquired the rights to the Sports Network pursuant to the Pinnacle Acquisition.
(2) Includes four stations in each of the Colorado Springs and Spokane markets subject to a JSA.
(3) Includes one station that is not owned by the Company but on which it sells advertising pursuant to a JSA.
(4) Includes one station that is not owned by the Company but on which it provides services and sells advertising pursuant to a local marketing agreement.

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

         On February 12, 1997, the Company adopted a change in the Company's fiscal year end from March 31 to December 31, effective December 31, 1996.

         The DOJ is investigating the Citadel JSA in connection with the concentration of radio station ownership within Colorado Springs, Colorado and Spokane, Washington. The DOJ is increasingly scrutinizing the radio broadcasting industry. In a recent case unrelated to the Company, the DOJ has, for the first time, requested the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the area, control over more than 60% of radio advertising revenue in the area. The Citadel JSA currently may be deemed to provide Citadel control over approximately 53.6% and 55.5% of the sales of radio advertising in the Spokane, Washington market and the Colorado Springs, Colorado market, respectively. The Citadel JSA provided approximately 18% of the Company's net revenues in the six month period ending June 30, 1997. In the event the DOJ requires the termination or modification of the Citadel JSA the Company believes that it will not have a long-term material adverse effect on the Company because the Company believes that it can establish an independent sales force for the stations under the Citadel JSA.

RESULTS OF OPERATIONS

         The Company's condensed consolidated financial statements are not directly comparable from period to period due to acquisition and disposition activity.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

         Net revenues increased approximately $3.5 million or 78% to approximately $8.0 million for the three months ended June 30, 1997 from approximately $4.5 million for the three month period in 1996 as a result of acquisitions, local marketing agreements ("LMAs") and JSAs entered into subsequent to June 30, 1996 as well as the growth at continuously owned and operated stations. Net revenues from the stations owned and operated by the Company as of June 30, 1997 increased to approximately $9.0 million for the three months ended June 30, 1997 from approximately $8.3 million for the three months ended June 30, 1996 which represented a 8% increase over the net revenues on a same station basis. Despite the growth in net revenues, the Company continued to be impacted by disruptions in sales efforts as a result of the pending sales of the radio stations to the Company, restructuring of sales management and turnover of sales staff during the periods after the acquisitions of stations. The Company expects the impact of these disruptions to continue in the short term. Further, the Company experienced a decline in net revenue in the Lincoln, Nebraska market due to what the Company believes is increased competition from an additional television station in the market. Net revenues during the 1996 quarter, were impacted by disruptions in sales efforts as a result of the pending sales of the radio stations to the Company. Revenues in the 1997 quarter were increased by the inclusion in net revenues of the reimbursement for operating expenses under the Citadel JSA. No revenue in respect of expense reimbursement was recorded during the three months ended June 30, 1996 since the Company operated those radio stations under a LMA with Pourtales Radio Partnership ("Pourtales") at that time.

         Station operating expenses increased by approximately $2.6 million or 81% in three months ended June 30, 1997 to approximately $5.8 million from approximately $3.2 million for three months ended June 30, 1996 primarily due to the inclusion of expenses related to the stations acquired, LMAs and JSAs entered into during calendar 1996 and 1997. On a same station basis for the radio stations owned and operated by the Company as of June 30, 1997, operating expenses for the three months ended June 30, 1997 increased 11% as compared to the three months ended June 30, 1996. Station operating expenses during the period prior to the Company's operation and/or ownership lack comparability in some instances as a result of the absence of certain costs including salaries for owner-management. The benefits of continuing implementation of the Company's cost reduction programs and efficiencies of combined operations in the markets served during the three months ended June 30, 1997 did not fully offset the impact of the additional required costs not incurred in the prior period by the former owners such as the addition of a General manager to a station that was managed personally by the prior owner. Further, station operating expenses during the three months ended June 30, 1997 include amounts expended for radio stations subject to the Citadel JSA for which no expenses were included in the prior year quarter.

         Broadcast Cash Flow for the three months ended June 30, 1997 was approximately $2.1 million with Broadcast Cash Flow as a percentage of net revenues ("Broadcast Cash Flow Margin") of 27.0% versus Broadcast Cash Flow of approximately $1.3 million and Broadcast Cash Flow Margin of 28.6% for the three months ended June 30, 1996. Broadcast Cash Flow Margin in the three months ended June 30, 1997 was reduced by approximately 3 percentage points by the impact of recording as revenues the reimbursement of expenses under the Citadel JSA and including the related expenses in station operating expenses. On a same station basis, Broadcast Cash Flow for the three months ended June 30, 1997 increased approximately 1% as compared to the three months ended June 30, 1996 principally as a result of the improved cost structure of the newly acquired stations, offset in part by the negative revenue growth in the Lincoln, Nebraska market.

         Depreciation and amortization expense for the three months ended June 30, 1997 was approximately $807,000 versus approximately $333,000 for the 1996 quarter. The increase was principally attributable to amortization of intangible assets resulting from acquisitions consummated subsequent to June 30, 1996.

         Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses for the three months ended June 30, 1997 were approximately $524,000 as compared to $491,000 for the three months ended June 30, 1996. The increase is principally attributed to the loss of reimbursement of expenses by Pourtales pursuant to the Shared Expense Agreement as a result of the acquisition by the Company of the Pourtales owned stations. Included in corporate expense are fees paid to SFX for services rendered by The Sillerman Companies ("TSC") under the Amended and Restated SCMC Agreement of $142,000 and $92,000 for the three months ended June 30, 1997 and the three months ended June 30, 1996, respectively.

         The Company recorded deferred compensation expense of $97,000 for the three months ended June 30, 1997 and $113,000 in the prior period. This recurring expense, not currently, and in some cases, never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods.

         Operating income (net revenues less total operating expenses) for the three months ended June 30, 1997 was approximately $720,000 as compared to $356,000 for the three months ended June 30, 1996. The increase in the operating income results principally from the inclusion of three full months of operations for stations acquired subsequent to June 30, 1996.

         Net interest expense for the three months ended June 30, 1997 was approximately $941,000 as compared to $449,000 for the three months ended June 30, 1996. The net increase in expense was principally attributable to the increased borrowings to complete the acquisition of radio stations subsequent to June 30, 1996.

         Net loss before extraordinary item for the three months ended June 30, 1997 was $221,000 versus a loss of $93,000 for the three months ended June 30, 1996 period. In the three months ended June 30, 1997, the Company incurred an extraordinary loss in connection with the write off of deferred financing costs of $958,000 associated with the early extinguishment of debt. Net loss for the three months ended June 30, 1997 and 1996 was $1.2 million and $93,000, respectively. Net loss applicable to common stock for the three months ended June 30, 1997 was approximately $2.6 million as compared to approximately $1.4 million for the three months ended June 30, 1996. The increase in the net loss applicable to common stock was principally due to the extraordinary loss incurred in the 1997 quarter and higher interest expense.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

         Net revenues increased approximately $7.0 million or 106% to approximately $13.6 million for the six months ended June 30, 1997 from approximately $6.6 million for the six month period in 1996 as a result of acquisitions, LMAs and JSAs entered into during calendar 1996 and the growth at continuously owned and operated stations. Net revenues from the stations owned and operated by the Company as of June 30, 1997 increased to $17.1 million for the six months ended June 30, 1997 from approximately $14.6 million which represented a 18% increase over the net revenues on a same station basis for the same period in 1996. Despite the growth in net revenues, the Company continued to be impacted by disruptions in sales efforts as a result of the pending sales of radio stations to the Company, restructuring of sales management and turnover of sales staff during the periods after the acquisitions of stations. The Company expects the impact of these disruptions to continue in the short term. Revenues increased during the six months ended June 30, 1997 due to the inclusion in net revenues of the reimbursement for operating expenses under the Citadel JSA. No reimbursement was recorded during the six months ended June 30, 1996 since the Company operated those radio stations under a LMA during the 1996 period.

         Station operating expenses increased by approximately $5.3 million in six months ended June 30, 1997 to approximately $10.2 million from approximately $4.9 million for six months ended June 30, 1996 primarily due to the inclusion of expenses related to the acquisitions and operating agreements entered into during 1996 and 1997. On a same station basis for the radio stations owned and operated by the Company as of June 30, 1997, operating expenses for the six months ended June 30, 1997 were approximately $12.9 million as compared to $10.7 million for the six months ended June 30, 1996 which represented an increase of 20%. Station operating expenses during the period prior to the Company's operation and/or ownership lack comparability in some instances as a result of the absence of certain costs including salaries for owner-management. The benefits of continuing implementation of the Company's cost reduction programs and efficiencies of combined operations in the markets served during the six months ended June 30, 1997 did not fully offset the impact of the additional required costs not incurred in the prior period by the former owners such as the addition of a General Manager to a station that was managed personally by the prior owner. Further, station operating expenses during the six months ended June 30, 1997 include amounts expended for radio stations subject to the Citadel JSA for which no expenses were included in the prior year quarter.

         Broadcast Cash Flow for the six months ended June 30, 1997 was approximately $3.4 million with Broadcast Cash Flow Margin of 25.0% versus Broadcast Cash Flow of approximately $1.6 million and Broadcast Cash Flow Margin of 25.0% for the six months ended June 30, 1996. Broadcast Cash Flow Margin in the six months ended June 30, 1997 was reduced by approximately 3 percentage points by the impact of recording as revenues the reimbursement of expenses under the Citadel JSA and including the related expenses in station operating expenses. On a same station basis, Broadcast Cash Flow for the six months ended June 30, 1997 increased approximately 10% as compared to the six months ended June 30, 1996 principally due to increased revenue in all markets except the Lincoln, Nebraska market and the cost reduction program implemented by the Company.

         Depreciation and amortization expense for the six months ended June 30, 1997 was approximately $1.5 million versus approximately $509,000 for the six months ended June 30, 1996. The increase was attributable to the additional depreciation of fixed assets and amortization of intangible assets resulting from acquisitions consummated during calendar 1996 and 1997.

         Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses for the six months ended June 30, 1997 were approximately $1.0 million as compared to $804,000 for the six months ended June 30, 1996. The increase is principally attributed to the loss of reimbursement of expenses by Pourtales pursuant to the Shared Expense Agreement as a result of the acquisition by the Company of the Pourtales owned stations and increased expenses related to acquisitions subsequent to June 30, 1996. Included in corporate expense are fees paid to SFX for services rendered by TSC under the Amended and Restated SCMC Agreement of $283,000 and $160,000 for the six months ended June 30, 1997 and the six months ended June 30, 1996, respectively.

         The Company recorded deferred compensation expense of $197,000 for the six months ended June 30, 1997 and $160,000 for the six months ended June 30, 1996. This recurring expense, not currently, and in some cases, never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods.

         Operating income for the six months ended June 30, 1997 was approximately $633,000 as compared to $172,000 for the six months ended June 30, 1996. The increase in operating income results principally from the inclusion of six full months of operations for stations acquired during calendar 1996 and the first quarter of 1997.

         Net interest expense for the six months ended June 30, 1997 was approximately $1.5 million as compared to $860,000 for the six months ended June 30, 1996. The net increase in expense was principally attributable to the increased borrowings to complete the Company's acquisition of radio stations subsequent to June 30, 1996.

         Net loss before extraordinary item for the six months ended June 30, 1997 was $878,000 versus a loss of $688,000 for the six months ended June 30, 1996 period. The Company incurred extraordinary losses of $958,000 and $320,000 in the six month periods ended June 30, 1997 and 1996, respectively, in connection with the early extinguishment of debt. Net loss for the six months ended June 30, 1997 and 1996 was $1.8 million and $1.0 million, respectively. Net loss applicable to common stock for the six months ended June 30, 1997 was approximately $4.6 million as compared to approximately $2.7 million for the six months ended June 30, 1996. The increase in the net loss applicable to common stock was principally due to the extraordinary loss incurred in the 1997 period and the full six month provision for dividends in 1997 on the Depository Shares each representing a one tenth interest in a share of 9% Mandatory Convertible Preferred Stock issued in March 1996 (the "Preferred Stock Offering").

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's principal sources of funds have been the proceeds from the Company's initial public offering on September 5, 1995 (the "Initial Public Offering") of approximately $12.9 million, the borrowing of $9.0 million under the loan agreement with AT&T (the "Initial Loan Agreement"), net proceeds of approximately $56.4 million from the sale of preferred stock, the borrowing of $40.0 million under the credit agreement with AT&T, and the borrowing of $78.5 million under the Amended Loan Agreement. The cost of the acquisitions completed through June 30, 1997 of approximately $130.9 million were financed with the proceeds from the Company's Initial Public Offering, the Preferred Stock Offering and the borrowings mentioned above. In addition, in April 1997, the Company entered into an agreement with respect to the Little Rock Disposition for $20.0 million.

         Cash flow from operating activities for the six months ended June 30, 1997 was approximately $1.1 million as compared to cash used in operations of $2.9 million for the same period in 1996. The increase in cash flow from operating activities was principally due to growth in broadcast cash flow as compared to the 1996 period. Cash used in investing activities was approximately $64.0 million during the six months ended June 30, 1997 and approximately $39.1 million for the same period in 1996, and primarily related to the acquisitions of radio stations. Cash flow from financing activities during these periods amounted to approximately $64.0 million during the six months ended June 30, 1997 and approximately $51.0 million for the same period in 1996, principally related to borrowings under the Amended Loan Agreement during the six months ended June 30, 1997 and net proceeds from the Preferred Stock Offering in the 1996 period.

         The Company completed a refinancing of its credit facility with AT&T by entering into the Amended Loan Agreement with AT&T and Union Bank in an aggregate amount of $80 million. Currently, the Company has borrowed $78.5 million under the Amended Loan Agreement and has $1.5 million available. The Company's ability to borrow funds under the Amended Loan Agreement is conditioned on meeting certain financial ratios discussed below and therefore, the maximum amounts which might become available under the facility, and the maximum amounts actually available to the Company at any particular time may be less. The Amended Loan Agreement consists of four senior secured credit facilities.

         The first facility ("Tranche A") is revolver in the maximum amount of $35.0 million (the "Initial Revolver"). The Initial Revolver will bear interest at a rate based, at the Company's option, on LIBOR or an alternative base rate which is substantially equivalent to the Lenders' prime rate. The interest rate may vary from LIBOR + 0.50% (or the alternative base rate + 1.50%) to LIBOR + 2.75% (or the alternative base rate + 1.50%), based upon the Company's consolidated leverage ratio. The amount available under the Initial Revolver decreases on a quarterly basis, in amounts ranging from $350,000 per quarter in mid-1998 to approximately $1.8 million per quarter in 2004. The final maturity of Tranche A is April 1, 2004.

         The second facility ("Tranche B") is a term loan in the maximum amount of $25.0 million (the "Term Loan"). The Term Loan will bear interest at LIBOR + 3.50% (or the alternative base rate + 2.50%). The principal of the Term Loan must be reduced by $125,000 per year (paid on a quarterly basis) until the final maturity on July 1, 2004.

         The third facility ("Tranche C") is a term loan in the amount of $20.0 million (the "Little Rock Facility"). The Little Rock Facility will bear interest at LIBOR + 3.25% for so long as the agreement with respect to the Little Rock Disposition is in force, and at rates up to LIBOR + 5.50% if that agreement is no longer in force. The Little Rock Facility must be paid from the proceeds of the Little Rock Disposition, which is anticipated to be consummated during the fourth quarter of 1997 for a sale price of $20.0 million. Clear Channel, the buyer, has agreed to guarantee the Little Rock Facility if the FCC and HSR approvals required to consummate the Little Rock Disposition are not obtained within six months after the filings requesting such approvals, and has agreed to loan the Company $20.0 million, if such approvals are not obtained within 18 months after such filings.

         The fourth facility (the "Acquisition Revolver") will be made available to the Company to fund future acquisitions, after the Tranche C loans have been paid in full, in an aggregate amount of up to $20 million. The amount available may reduced pursuant to total debt limitations specified in the Amended Loan Agreement. The Acquisition Revolver will bear interest at LIBOR + 3.50% (or the alternative base rate + 2.50%). The principal of the Term Loan must be reduced by $125,000 per year (paid on a quarterly basis) until the final maturity on July 1, 2004.

         The Company has incurred additional indebtedness pursuant the Pinnacle Acquisition consisting of a note, which the Company assumed from the prior owners, of $525,000 to Havelock Bank of Lincoln, Nebraska bearing an interest rate of 1/2 of 1% under prime which matures on December 31, 1997 and notes to the prior owners which require a payment of $1 million on each of May 15, 1998 and 1999. The purchase price of the Pinnacle Acquisition may be increased by $1.7 million if the University of Nebraska renews its contract with the Company in 2001 for a minimum of an additional three year term and the payment of such would be required at the time the renewal is obtained. Additionally, under the Company's broadcast rights agreement with the University of Nebraska, annual rights fee payments ranging from approximately $1.7 million in 1997 to approximately $1.8 million in 2000 are due on October 1 of each year, or, at the option of the Company each year, may be paid in seven equal principal installments plus interest at the prime rate.

         For the remainder of 1997, the Company expects its capital needs, including interest expense, dividends, corporate, capital expenditures and other commitments to be approximately $9.5 million. It is anticipated the Company will be able to meet those obligations from cash on hand and cash provided from operations which assumes a substantial improvement in the operating results of the Company's radio stations. The Company anticipates that future debt service, dividends, and other commitments will be met from cash on hand, cash provided from operations, which assumes a substantial improvement in the operating results of the Company's radio stations, and additional borrowings available under the Amended Loan Agreement. The Company's ability to make these improvements will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

         The Company will be required to incur additional indebtedness or raise additional equity financing in connection with future acquisitions of radio properties and is likely to need to incur or raise such additional financing when the balloon payment is due in 2004 under the Amended Loan Agreement. There can be no assurance that the Company will be able to incur such additional indebtedness or raise additional equity on terms acceptable to the Company, if at all. Without such sources of funding, it is unlikely that the Company will be able to continue to implement its acquisition strategy.

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

PART II. Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
- - -------                         ----------------------

**3.1         Amended and Restated Certificate of Incorporation of Triathlon Broadcasting Company
 +3.2         Certificate of Amendment to The Amended and Restated Certificate of Incorporation of Triathlon Broadcasting
              Company
 *3.3         By-laws of the Company
 *4.1         IPO Underwriters' Warrant
 *4.2         Specimen Stock Certificate for Class A Common Stock
**4.3         Certificate of Designations of the Series B Convertible Preferred Stock
**4.4         Form of Certificate of Designations of the    % Mandatory Convertible Preferred Stock
**4.5         Form of Deposit Agreement relating to the    % Mandatory Convertible Preferred Stock
**4.6         Form of Stock Certificate for    % Mandatory Convertible Preferred Stock
**4.7         Form of Depository Receipt Evidencing Depository Shares
10.65         Sales Representation Agreement dated as of April 1, 1997 by and between Triathlon Broadcasting of Spokane,
              Inc. and Rook Broadcasting of Idaho, Inc.
27            Financial Data Schedule

- - ---------------

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



         (b) Reports on Form 8-K

         Form 8-K filed with Securities and Exchange Commission on May 8, 1997 reporting the completion of the acquisition of radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market under Item 2. Under Item 5, the Company reported the completion of the acquisition of radio station KOLL-FM operating in the Little Rock, Arkansas market and also reported entering in to an agreement to sell the three aforementioned radio stations to Clear Channel, Inc.

         Form 8-K filed with Securities and Exchange Commission on May 16, 1997 reporting under Item 5 the acquisition of Pinnacle Sports Productions, LLC

         Form 8-K filed with Securities and Exchange Commission on June 11, 1997 reporting the acquisition of radio stations KGOR FM and KFAB AM, each operating in the Omaha, Nebraska market, and the exclusive Muzak franchise for the Omaha and Lincoln, Nebraska markets under Item 2. In addition under Item 5, the Company reported entering into a credit agreement with AT&T Commercial Finance Corporation and Union Bank of California, N.A. which was contained under Item 7(c).

         Form 8K/A filed with the Securities and Exchange Commission on July 9, 1997 and amended on July 11, 1997 including under Item 7(a) the audited financial statements for the radio stations acquired from Southern Skies Corporation and Arkansas Skies Corporation (collectively "Southern Skies") for the year ended December 31, 1996 and the unaudited financial information as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 and under Item 7(b) the unaudited pro forma financial information of the Company which included radio stations acquired from Southern Skies for the year ended December 31, 1996 and for the three months ended March 31, 1997.

         Form 8K/A filed with the Securities and Exchange Commission on August 13, 1997 including under Item 7(a) the audited financial statements for the radio stations and Muzak franchise acquired from American Radio Systems Corporation for the period from July 3, 1996 to December 31, 1996, and for the six months ended June 30, 1996 and the unaudited financial information as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 and under Item 7(b) the unaudited pro forma financial information of the Company which included radio stations acquired from American Radio Systems Corporation for the year ended December 31, 1996 and for the three months ended March 31, 1997.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TRIATHLON BROADCASTING COMPANY



Dated: August 14, 1997                      By: /s/  Norman Feuer
                                            ---------------------
                                            Chief Executive Officer

                                            By: /s/ William G. Thompson
                                            ---------------------------
                                            Chief Accounting Officer