Form 10KSB/A
period 1996-12-31
TRIATHLON BROADCASTING CO
filed 1997-08-25
CIK 947718

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                 FORM 10-KSB/A
                                AMENDMENT NO. 1
(Mark One)
     [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

For the fiscal year ended
                          -----------------------

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

         The aggregate market value of the Class A Common Stock (one vote per share) and the Depositary Shares (4/5 of one vote per share) held by non-affiliates computed by reference to the average closing bid and asked price on such Class A Common Stock and Depositary Shares of $77/16 and $85/8, respectively, on May 12, 1997 was $73,735,564.19

         The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, and Class D Common Stock, $.01 par value, outstanding as of May 9, 1997 was 3,148,533, 244,890, 50,000 and 1,444,366, respectively.

Transitional Small Business Disclosure Format (check one): Yes [ ]    No [X]

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table gives information concerning the beneficial ownership of the Company's voting capital stock as of July 31, 1997 by (i) each person known to the Company to own beneficially more than 5% of any class of Common Stock or Depositary Shares of the Company, (ii) the Named Executive Officer and director and (iii) all directors and executive officers of the Company as a group.

                                               Class A                         Class B
                                             Common Stock                  Common Stock (2)
                                      --------------------------        -----------------------
       Name and Address of            Number of       Percent of        Number of      Percent
      Beneficial Owner (1)             Shares            Class           Shares        of Class
      --------------------             ------            -----           ------        --------
John D. Miller                         25,000              *               --             --
Norman Feuer                            7,500(4)           *            244,890(6)       100%
Frank E. Barnes III                      --               --               --             --
Dennis R. Ciapura                       2,500(5)           *               --             --
Jeffrey W. Leiderman                    1,000              *               --             --
Radio Investors                          --               --              --(6)           --
Radio Analysis Associates                --               --               --             --
Robert F.X. Sillerman                    --               --               --             --
C. Terry Robinson                        --               --               --             --
Dean Witter Discover
   & Co.(13)                          322,487             10.2%            --             --
Putnam Investments, Inc.(14)          369,753            11.74%            --             --
Wynnefield Partners Small
   Cap Value, L.P.(15)                295,500              9.4%            --             --
Morgan Stanley Group,
   Inc.(16)                           305,237              9.7%            --             --
Wellington Management
   Company(17)                           --               --               --             --
All Directors and Executive
    Officers as a Group
     (6 persons)                       36,000(18)          *            244,890          100%



[TABLE RESTUBBED FROM ABOVE]


                                           Class D                            Depositary
                                      Common Stock (2)                        Shares (3)
                                   -----------------------              ----------------------
                                                                                                     Percentag
                                                                                                      of Total
                                   Number of       Percent               Number        Percent         Voting
                                    Shares         of Class             of Shares      of Class         Power
                                    ------         --------             ---------      --------         -----
John D. Miller                         --               --                  --             --             *
Norman Feuer                           --               --                  --             --            23.9%
Frank E. Barnes III                    --               --                  --             --             --
Dennis R. Ciapura                      --                                                  --             *
Jeffrey W. Leiderman                   --               --                  --             --             *
Radio Investors                   1,321,921(7)         91.5%                --             --             --(8)
Radio Analysis Associates           244,890            17.0%                --             --             --(8)
Robert F.X. Sillerman             1,321,921(9)         91.5%                --             --             --(10)
C. Terry Robinson                   122,445(11)         8.5%                --             --             --(12)
Dean Witter Discover
   & Co.(13)                           --               --                  --             --             3.1%
Putnam Investments, Inc.(14)           --               --                  --             --             3.6%
Wynnefield Partners Small
   Cap Value, L.P.(15)                 --               --                  --             --             2.9%
Morgan Stanley Group,
   Inc.(16)                            --               --                  --             --             3.0%
Wellington Management
   Company(17)                         --               --               764,000             13.1%        6.0%
All Directors and Executive
    Officers as a Group
     (6 persons)                       --               --                  --             --            24.2%(19)

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

(3) Each Depositary Share has 4/5 of a vote. There are 5,834,000 Depositary Shares outstanding. Assuming the conversion or redemption of all Depositary Shares into shares of Class A Common Stock (at the rate of .833 shares of Class A Common Stock per Depositary Share) and the conversion of the shares of Class D Common Stock into Class B Common Stock, Messrs. Feuer and Sillerman would beneficially own 68% of the voting power of the Company.

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

(14) The address of Putnam Investments, Inc. ("PI") is One Post Office Square, Boston, Massachusetts 02109. Based on information contained in Schedule 13G filed with the Commission on May 9, 1997, PI, a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., may be deemed to beneficially own 369,753 shares of Class A Common Stock. PI has shared voting power over 112,763 shares of Class A Common Stock and shared dispositive power over 369,753 shares of Common Stock. Putnam Investment Management, Inc., a wholly-owned subsidiary of PI, is the investment adviser to the Putnam family of mutual funds and has shared dispositive power over 256,990 shares of Class A Common Stock. The Putnam Advisory Company, Inc., a wholly-owned subsidiary of PI, is the investment advisor to Putnam's institutional clients and has shared voting and dispositive power over 112,763 shares of Class A Common Stock.

(15) The address of Wynnefield Partners Small Cap Value, L.P. ("Wynnefield Partnership") is One Penn Plaza, Suite 4720, New York, New York, 10119. Based on information contained in Amendment No. 2 to Schedule 13D/A filed with the Commission on May 2, 1997. Wynnefield Partnership owns 265,500 shares of Class A Common Stock and Wynnefield Small Cap Value Offshore Fund, Ltd. ("Wynnefield Offshore") owns 30,000 shares of Class A Common Stock which represent approximately 8.4% and 1.0% of the Class A Common Stock, respectively and 2.6% and 0.3% of the total voting power of the Company, respectively. Both Wynnefield Partnership and Wynnefield Offshore have sole voting and dispositive power over their respective shares. Nelson Obus and Joshua Landes are the general partners of Wynnefield Partnership and President and Executive Vice President of the investment manager of Wynnefield Offshore.

(16) The address of Morgan Stanley Group, Inc. ("Morgan") is 1585 Broadway, New York, New York, 10036. Based on information contained in Schedule 13G filed with the Commission on February 25, 1997, Morgan has shared voting and dispositive power with respect to 305,237 shares of Class A Common Stock.

(17) The address of Wellington Management Company ("Wellington Management") is 75 State Street, Boston, Massachusetts 02109. Based on information contained in Schedule 13G filed with the Commission on February 21, 1997. Wellington Management, in its capacity as investment advisor, may be deemed to own 764,000 Depositary Shares, which are held of record by clients of

     Wellington Management. Wellington Management has shared power to vote with respect to 339,000 Depositary Shares and shared power to dispose of 764,000 Depositary Shares. If the Depositary Shares are converted into Class A Common Stock, Wellington Management Company would beneficially hold 6.0% of the total voting power of the Company. Based on a Schedule 13G also filed with the Commission on February 21, 1997, of the 764,000 Depositary Shares, Wellington Trust Company, N.A. ("Wellington Trust"), a subsidiary of Wellington Management, in its capacity as investment advisor may be deemed to own 368,000 of the Depositary Shares of which it has shared power to vote with respect to 198,000 Depositary Shares and shared power to dispose of 368,000 Depositary Shares.

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


                                      TRIATHLON BROADCASTING COMPANY
Dated: August 22, 1997
                                      By: /s/ Norman Feuer
                                      ------------------------------
                                      Norman Feuer
                                      President and Chief Executive Officer