Form 10QSB
period 1997-09-30
TRIATHLON BROADCASTING CO
filed 1997-11-14
CIK 947718

                                  FORM 10-QSB
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

         For the transition period from ------------- to -------------

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

The number of shares of the Company's equity outstanding as of November 13, 1997 is: 3,161,283 shares of Class A Common Stock, par value $.01 per share; 244,890 shares of Class B Common Stock, par value $.01 per share; 37,250 shares of Class C Common Stock, par value $.01 per share; 1,444,366 shares of Class D Common Stock, par value $.01 per share; and 5,834,000 Depository Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, par value $.01 per share.

Transitional Small Business Disclosure Format.  Yes [ ]  No [X]

                         TRIATHLON BROADCASTING COMPANY
                                  FORM 10-QSB
                                     INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

Condensed consolidated balance sheets - September 30, 1997 (unaudited)
   and December 31, 1996                                                     3

Condensed consolidated statements of operations - Three and nine months
   ended September 30, 1997 and 1996 (unaudited)                             4

Condensed consolidated statements of cash flows - Nine months
   ended September 30, 1997 and 1996 (unaudited)                             5

Condensed consolidated statement of stockholders' equity - Nine months
   ended September 30, 1997 (unaudited)                                      6

Notes to condensed consolidated financial statements                         7


Item 2.  Management's Discussion and Analysis or Plan of Operation          11
-------  ---------------------------------------------------------

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                                  19
-------  ---------------------------------

PART  I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   September 30,   December 31,
                                                       1997           1996
                                                   ------------    -----------
                                                    (unaudited)      (Note)
ASSETS
      Current Assets
         Cash and cash equivalents                   $   2,315      $   3,083
         Accounts receivable, net                        7,879          4,523
         Notes receivable from officer                      50             75
         Other current assets                              326            290
                                                     ---------      ---------
      Total current assets                              10,570          7,971

      Property and equipment - less accumulated
        depreciation                                    10,196          7,534
      Intangible assets, net of accumulated
        amortization                                   112,756         65,159
      Notes receivable from officer                        250             --
      Other assets                                         516          7,730
      Assets held for sale                              20,000             --
                                                     ---------      ---------
                                                     $ 154,288      $  88,394
                                                     =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

      Current Liabilities
         Due to affiliates                           $     346      $     335
         Accounts payable and accrued expenses           5,241          2,963
         Notes payable -- current portion                1,421            179
         Non-compete payable -- current portion            150             --
                                                     ---------      ---------
      Total current liabilities                          7,158          3,477

      Notes payable                                     79,379         12,821
      Non-compete payable                                  519             --
      Deferred taxes                                     7,630          7,630
      Deferred compensation                                109             84

      Stockholders' equity
         Preferred stock                                    12             12
         Common stock                                       49             48
         Paid-in-capital                                62,570         66,215
         Deferred compensation                            (415)          (682)
         Accumulated deficit                            (2,723)        (1,211)
                                                     ---------      ---------
      Total stockholders' equity                        59,493         64,382
                                                     ---------      ---------
                                                     $ 154,288      $  88,394
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

                  TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in thousands)
                                     (unaudited)

                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                         --------------------------------      -------------------------------
                                               1997          1996                   1997           1996
                                             -------        -------               --------        -------
Net revenues                                 $ 9,382        $ 5,424               $ 22,996        $12,011
Operating expenses
   Station operating expenses                  5,983          3,795                 16,194          8,737
   Depreciation and amortization               1,165            427                  2,723            936
   Corporate expenses                            467            311                  1,481          1,115
   Deferred compensation                          94            113                    292            273
                                             -------        -------               --------        -------
Total operating expenses                       7,709          4,646                 20,690         11,061
                                             -------        -------               --------        -------
Operating income                               1,673            778                  2,306            950
Interest expense - net                        (1,348)          (419)                (2,860)        (1,279)
                                             -------        -------               --------        -------
Income/(loss) before income taxes and
   extraordinary item                            325            359                   (554)          (329)
Income taxes                                      --            (54)                    --            (54)
                                             -------        -------               --------        -------
Income/(loss) before extraordinary item          325            305                   (554)          (383)
Extraordinary item - loss on early
   extinguishment of debt                         --             --                   (958)          (320)
                                             -------        -------               --------        -------
Net income/(loss)                                325            305                 (1,512)          (703)
Preferred stock dividend requirement          (1,377)        (1,377)                (4,131)        (3,037)
                                             -------        -------               --------        -------
Net loss applicable to common stock          $(1,052)       $(1,072)              $ (5,643)       $(3,740)
                                             =======        =======               ========        =======
Loss per common share:
   Loss before extraordinary item            $ (0.22)       $ (0.22)              $  (0.96)       $ (0.67)
   Extraordinary item                             --             --               $  (0.20)       $ (0.10)
                                             -------        -------               --------        -------
Net loss per common share                    $ (0.22)       $ (0.22)              $  (1.16)       $ (0.77)
                                             =======        =======               ========        =======
Weighted average common shares outstanding     4,888          4,842                  4,877          4,842

     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                            1997           1996
                                                          --------       ---------

Cash flow/(used in) from operating activities             $    837       $ (2,795)

Investing activities
   Acquisition of net assets of radio stations including
      advance fees and deposits                            (63,459)       (39,308)
   Capital expenditures                                       (582)          (847)
   Due to affiliate                                             11            (70)
                                                          --------       --------
                                                           (64,030)       (40,225)
Financing activities
   Borrowings                                              108,279          9,000
   Debt repayment                                          (40,072)        (9,000)
   Financing costs                                          (1,651)        (2,926)
   Net proceeds from sale of preferred stock                    --         56,407
   Payment of preferred stock dividends                     (4,131)        (2,724)
                                                          --------       --------
                                                            62,425         50,757

Net (decrease)/increase in cash and cash equivalents          (768)         7,737
Cash and cash equivalents at beginning of period             3,083          5,046
                                                          --------       --------
Cash and cash equivalents at end of period                $  2,315       $ 12,783
                                                          ========       ========
Supplemental cash flow information:
   Interest paid                                          $  3,351       $    703
   Taxes paid                                                   --       $     35
   Issuance of Class A Common Stock in connection
      with acquisitions                                   $    487             --

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

Deferred compensation

Dividends on Mandatory
   Convertible Preferred Stock
   ($.472 per share)

Net loss
                                    --           --         ---        --        --       ---
Balances at September 30, 1997      $6           $6         $32        $2        $1       $14
                                    ==           ==         ===        ==        ==       ===

(RESTUBBED FROM TABLE ABOVE)

                                                                    Total
                                          Paid-In    Deferred    Accumulated   Stockholders
                                          Capital  Compensation    Deficit        Equity
                                          -------  ------------  -----------   ------------
Balances at January 1, 1997               $66,215     $(682)      $(1,211)       $64,382

Issuance of 46,189 shares of
     Common Stock upon acquisition
     of stations                              486                                   487

Deferred compensation                                   267                         267

Dividends on Mandatory
   Convertible Preferred Stock
   ($.472 per share)                       (4,131)                               (4,131)

 Net loss                                                          (1,512)       (1,512)
                                          -------     -----       -------       -------
Balances at September 30, 1997            $62,570     $(415)      $(2,723)      $59,493
                                          =======     =====       =======       =======

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

      The accompanying unaudited condensed consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

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

NOTE 2 - ACQUISITIONS AND DISPOSITIONS

      The Company currently owns and operates, sells advertising on behalf of or provides programming to 21 FM and 10 AM radio stations in six markets and owns a regional sports radio network (the "Sports Network") in the Western United States.

      On October 1, 1997, the Company completed the disposition of radio stations KOLL-FM, KSSN-FM and KMVK-FM, each operating in the Little Rock, Arkansas market (the "Little Rock Disposition") pursuant to an agreement with Clear Channel Radio, Inc. The aggregate sale price was $20.0 million. The Company did not recognize a gain or loss on the Little Rock Disposition. The stations sold pursuant to the Little Rock Disposition have been classified as Assets Held for Sale in the accompanying unaudited September 30, 1997 condensed consolidated balance sheet. During the period from the date of acquisition through date of sale, the Company capitalized a loss of approximately
$235,000, principally resulting from interest expense, related to the stations sold pursuant to the Little Rock Disposition.

      On June 2, 1997, the Company purchased radio stations KFAB-AM and KGOR-FM, operating in the Omaha, Nebraska market, and the exclusive Muzak franchise for the Lincoln and Omaha, Nebraska markets, from American Radio Systems Corporation for an aggregate purchase price of $38.0 million (the "KFAB/KGOR Acquisition").

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


      On May 15, 1997, the Company purchased Pinnacle Sports Productions, LLC (the "Pinnacle Acquisition") which operates the Sports Network to broadcast all of the men's football, basketball and baseball games and women's basketball and volleyball games of the University of Nebraska. The purchase price of approximately $3.3 million may be increased by $1.7 million if the University of Nebraska (the "University") renews its contract with the Company in 2001 for a minimum of an additional three year term. While renewal of the contract with the University cannot be assured, based on discussions the Company has had with the University, the Company knows of no reason why the contract would not be renewed.

      On January 9, 1997 and April 25, 1997, respectively, the Company purchased radio stations KZSN-FM and KZSN-AM, both operating in the Wichita, Kansas market (the "Wichita Southern Skies Acquisition"), and radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market, from Southern Skies Corporation ("Southern Skies") for an aggregate purchase price of $22.6 million, 46,189 shares of the Company's Class A Common Stock valued at $487,000 and a non-competition agreement with one of the principals of Southern Skies Corporation under which it will pay $750,000 over a 5 year period (collectively the "Southern Skies Acquisition"). Also on April 25, 1997, the Company purchased radio station KOLL-FM, operating in the Little Rock market, from SFX Broadcasting Inc. ("SFX"), an affiliate, for an aggregate purchase price of $4.1 million (the "KOLL Acquisition"). The Company had provided services for radio station KOLL-FM pursuant to a local market agreement ("LMA") since March 15, 1996.

      The acquisitions referred to above were accounted for using the purchase method of accounting and were financed through borrowings available under the Company's $80.0 million Amended Loan Agreement (as defined herein) or its prior loan agreement with AT&T Commercial Finance Corporation ("AT&T"). The operating results of the Wichita Southern Skies Acquisition, the Pinnacle Acquisition, and the KFAB/KGOR Acquisition are included in the accompanying unaudited condensed consolidated statement of operations as of their respective acquisition dates.

     In pursuing the Company's acquisition strategy, management is also aware that the Company's current group of stations combined with the aggressive thrust towards consolidation in the industry may present an attractive opportunity to maximize stockholder value through a sale of the Company's assets by the combination of the Company's business with that of a larger broadcasting company. The Company has engaged Goldman, Sachs & Co. to actively explore alternatives to maximize stockholder value and will continue to consider all available opportunities.

NOTE 3 - INDEBTEDNESS

      On May 30, 1997, the Company's subsidiaries entered into an Amended and Restated Loan Agreement ("Amended Loan Agreement") with AT&T and Union Bank of California, N.A. ("Union Bank") (collectively the "Lenders") in an aggregate amount of $80 million. The purpose of the agreement was to refinance existing debt, finance acquisitions and support working capital needs. The Amended Loan Agreement is comprised of four tranches. The first, in the amount of $35 million, is a reducing revolver with principal payments due beginning on July 1, 1998 with a maturity of April 1, 2004. The second, in the amount of $25 million, is a term loan with principal payments due beginning on July 1, 1998 with a maturity of July 1, 2004. The third, in the amount of $20 million, is a bridge loan which was fully repaid on October 1, 1997 in connection with the closing of the Little Rock Disposition. The fourth, in the amount of $20 million, is an acquisition loan with the same terms as the second tranche. See "Item 2. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources" for additional information.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


      Loans under the Amended Loan Agreement bear interest at a floating rate equal to a base rate which approximates prime plus 1/2 of 1%, plus an applicable margin, or the LIBOR rate plus an applicable margin. The applicable margin for the first tranche is 1.75% for base rate loans and 2.75% for LIBOR rate loans and may be reduced in the event the Company achieves certain lower leverage ratios. The applicable margin for the second and fourth tranches is 2.50% for base rate loans and 3.50% for LIBOR rate loans and for the third tranche, which was repaid in full on October 1, 1997, was 2.25% for base rate loans and 3.25% for LIBOR rate loans.

      The obligations of the Company's subsidiaries under the Amended Loan Agreement are secured by a first priority security interest in all existing and acquired property of the Company's subsidiaries, with the exception of FCC licenses and authorizations to the extent it is unlawful to grant a security interest in such licenses and authorizations, and all issued and outstanding capital stock of the Company's subsidiaries. All outstanding indebtedness under the Amended Loan Agreement is guaranteed by the Company. The Amended Loan Agreement also contains financial leverage and coverage ratios, in addition to those imposed by provisions of the Depository Shares each representing a one tenth interest in a share of 9% Mandatory Convertible Preferred Stock, which may also inhibit the Company's ability to incur other indebtedness, and restrictions on capital expenditures and other payments.

      In connection with the Amended Loan Agreement, the Company wrote off, during the quarter ended June 30, 1997, all deferred financing costs related to the previous credit facility resulting in an extraordinary loss of $958,000 being recorded in the accompanying condensed consolidated statements of operations.

      The Company subsidiaries' total outstanding indebtedness under the Amended and Restated Loan Agreement, totaled $78.5 million on September 30, 1997 allowing the Company remaining unused borrowing availability of $1.5 million. On October 1, 1997, the Little Rock Disposition was completed and the Company's outstanding indebtedness under the Amended Loan Agreement was reduced by $20 million to $58.5 million.

Note 4 - Related Party Transaction

      In September, 1997, the Company loaned to the Company's President and CEO, $150,000 accruing interest at a rate of 7.25%, for which he pledged 35,294 shares of Class B Common Stock. All interest and principal are due September, 2002.

Note 5 - DOJ Information Request

      Following the passage of the Telecommunications Act of 1996, the Department of Justice, Antitrust Division ("DOJ") indicated its intention to investigate certain existing industry practices that had not been previously subject to anti-trust review. The Company has received information requests regarding the joint selling agreement ("JSA") the Company had from September 1 to December 31, 1996 in the Wichita, Kansas market and the JSA the Company has in Colorado Springs, Colorado and Spokane, Washington markets (the "Citadel JSA"). These information requests also cover another JSA which the Company has in Spokane, Washington. The Citadel JSA provided approximately 17% of the Company's net revenue's during the nine months ended September 30, 1997. In the event the DOJ requires the termination or modification of the Citadel JSA, the Company believes that it will have a favorable long term impact on the Company's operations although the Company may suffer a short term disruption in sales efforts caused by the transition because the Company believes that it can establish an independent sales force for the stations under the Citadel JSA. The Company has begun preparations for an orderly transition in the event the DOJ requires the termination of the Citadel JSA.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)


Note 6 - Loss Per Common Share

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

      The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, integration of the recently completed acquisitions, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium and changing consumer tastes. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

      In pursuing the Company's acquisition strategy, management is also aware that the Company's current group of stations combined with the aggressive thrust towards consolidation in the industry may present an attractive opportunity to maximize stockholder value through a sale of the Company's assets by the combination of the Company's business with that of a larger broadcasting company. The Company has engaged Goldman Sachs to actively explore alternatives to maximize stockholder value and will continue to consider all available opportunities.


GENERAL

      The Company owns and operates radio stations primarily in medium and small markets in the Midwestern and Western United States. The Company, after giving effect to the Little Rock Disposition, currently owns and operates, sells advertising on behalf of or provides programming to 21 FM and 10 AM radio stations in six markets and owns the Sports Network as set forth in the following chart:

                                   AM          FM
                                   --          --
Omaha, Nebraska(1)............      1           3
Spokane, Washington(2)(3).....      3           5
Wichita, Kansas...............      2           4
Colorado Springs, Colorado(2).      2           2
Lincoln, Nebraska(1)..........      0           4
Tri-Cities, Washington(4).....      2           3
                                   --          --
   Total                           10          21
------------------
(1) The Company has acquired the rights to the Sports Network pursuant to the Pinnacle Acquisition.
(2) Includes four stations in each of the Colorado Springs and Spokane markets owned by the Company which are subject to a JSA.

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

      On February 12, 1997, the Company adopted a change in the Company's fiscal year end from March 31 to December 31, effective December 31, 1996.

      Following the passage of the Telecommunications Act of 1996, the DOJ indicated its intention to investigate certain existing industry practices that had not been previously subject to anti-trust review. The DOJ is investigating the Citadel JSA in connection with the concentration of radio station ownership within Colorado Springs, Colorado and Spokane, Washington. In a recent case unrelated to the Company, the DOJ has, for the first time, requested the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the area, control over more than 60% of radio advertising revenue in the area. The Citadel JSA provided approximately 17% of the Company's net revenues in the nine month period ending September 30, 1997. In the event the DOJ requires the termination or modification of the Citadel JSA, the Company believes that it should have a favorable long term impact on the Company's operations, although the Company may suffer a short term disruption in sales efforts caused by the transition, because the Company believes that it can establish an independent sales force for the stations under the Citadel JSA. The Company has begun preparations for an orderly transition in the event the DOJ requires the termination of the Citadel JSA.

RESULTS OF OPERATIONS

         The Company's condensed consolidated financial statements are not directly comparable from period to period due to acquisition and disposition activity.

THREE MONTHS ENDED SEPTEMBER 30, 1997 (the "1997 Quarter") COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996 (the "1996 Quarter")

      Net revenues increased approximately $4.0 million or 74% to approximately $9.4 million for the 1997 Quarter from approximately $5.4 million for the 1996 Quarter as a result of acquisitions consumated subsequent to September 30, 1996 as well as the growth at continuously owned and operated stations. On a same station basis for the radio stations owned and operated as of September 30, 1997, net revenues increased to approximately $9.4 million for the 1997 Quarter from approximately $8.5 million for the 1996 Quarter which represented an 11% increase. Despite the growth in net revenues, the Company was impacted by continued ramifications of disruptions in sales efforts prior to Company's ownership of the radio stations and by the restructuring of sales management and turnover of sales staff during the periods after the acquisitions of stations. Revenues in the 1997 Quarter were increased by the inclusion in net revenues of the reimbursement for operating expenses under the Citadel JSA. No revenue in respect of expense reimbursement was recorded during the 1996 Quarter since the Company operated those radio stations under a LMA with Pourtales Radio Partnership ("Pourtales") at that time.

      Station operating expenses increased by approximately $2.2 million or 58% in the 1997 Quarter to approximately $6.0 million from approximately $3.8 million for the 1996 Quarter primarily due to the inclusion of expenses related to the stations acquired, and JSAs entered into subsequent to September 30, 1996. On a same station basis for the radio stations owned and operated by the Company as of

September 30, 1997, operating expenses of approximately $6.0 million for the 1997 Quarter approximately equaled the operating expenses of the 1996 Quarter. The lack of change in operating expenses resulted from the improved cost structure of stations acquired subsequent to September 30, 1996 and continuing implementation of the Company's cost reduction programs and efficiencies of combined operations. Further, station operating expenses during the 1997 Quarter include amounts expended for radio stations subject to the Citadel JSA for which no expenses were included in the prior year quarter.

      Broadcast Cash Flow ("BCF") for the 1997 Quarter was approximately $3.4 million with BCF as a percentage of net revenues ("BCF Margin") of 36% versus BCF for the 1996 Quarter of approximately $1.6 million, an increase of 112%, and BCF Margin of 30%. BCF Margin in the 1997 Quarter was reduced by approximately 3 percentage points by the impact of recording as revenues the reimbursement of expenses under the Citadel JSA and including the related expenses in station operating expenses. On a same station basis, BCF for the 1997 Quarter increased approximately 36% as compared to the 1996 Quarter principally as a result of increased net revenues, the improved cost structure of the newly acquired stations and the effects of the Company's cost reduction programs.

      Depreciation and amortization expense for the 1997 Quarter was approximately $1.2 million versus approximately $427,000 for the 1996 Quarter. The increase was principally attributable to amortization of intangible assets resulting from acquisitions consummated subsequent to September 30, 1996.

      Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses for the 1997 Quarter were approximately $467,000 as compared to $311,000 for the 1996 Quarter. The increase is principally attributed to the loss of reimbursement of expenses by Pourtales pursuant to the Shared Expense Agreement as a result of the acquisition by the Company of the Pourtales owned stations and increased expenses attributable to acquisitions subsequent to September 30, 1996. Included in corporate expense are fees paid to SFX for services rendered by The Sillerman Companies ("TSC") under the Amended and Restated SCMC Agreement of $139,000 and $92,000 for the 1997 Quarter and the 1996 Quarter, respectively.

      The Company recorded deferred compensation expense of $94,000 for the 1997 Quarter and $113,000 in the 1996 Quarter. This recurring expense, not currently, and in some cases, never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods.

      Operating income (net revenues less total operating expenses) for the 1997 Quarter was approximately $1.7 million as compared to $778,000 for the 1996 Quarter. The increase in the operating income results principally from the inclusion of three full months of operations for stations acquired subsequent to September 30, 1996 and from the items noted above.

      Net interest expense for the 1997 Quarter was approximately $1.3 million as compared to $419,000 for the 1996 Quarter. The net increase in expense was principally attributable to the increased borrowings to complete the acquisitions of radio stations subsequent to September 30, 1996.

      Net income before income taxes for the 1997 Quarter was $325,000 as compared to $359,000 for the 1996 Quarter. Net income for the 1997 Quarter and the 1996 Quarter was $325,000 and $305,000,
respectively. Net loss applicable to common stock for the 1997 Quarter of approximately $1.1 million approximately equaled the loss for the 1996 Quarter. The increase in operating income offset by increased amortization and net interest expense resulted in no change in the net loss applicable to common stock.


NINE MONTHS ENDED SEPTEMBER 30, 1997 (the "1997 Period") COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996 (the "1996 Period")

      Net revenues increased approximately $11.0 million or 92% to approximately $23.0 million for the 1997 Period from approximately $12.0 million for the 1996 Period as a result of acquisitions, LMAs and JSAs entered into during calendar 1996 and 1997 and the growth at continuously owned and operated stations. On a same station basis for the radio stations owned and operated as of September 30, 1997, net revenues increased to $26.5 million for the 1997 Period from approximately $23.0 million which represented a 15% increase over the net revenues for the same period in 1996. Despite the growth in net revenues, the Company continued to be impacted by disruptions in sales efforts as a result of the pending sales of radio stations to the Company prior to the Company's ownership and the restructuring of sales management and turnover of sales staff during the periods after the acquisitions of stations. Revenues increased during the 1997 Period due to the inclusion in net revenues of the reimbursement for operating expenses under the Citadel JSA. No reimbursement was recorded during the 1996 Period since the Company operated those radio stations under a LMA during the 1996 period.

      Station operating expenses increased by approximately $7.5 million or 85% in the 1997 Period to approximately $16.2 million from approximately $8.7 million for the 1996 Period primarily due to the inclusion of expenses related to the acquisitions and operating agreements entered into during 1996 and 1997. On a same station basis for the radio stations owned and operated by the Company as of September 30, 1997, operating expenses for the 1997 Period increased approximately $2.1 million to approximately $18.8 million from $16.7 million which represented a 13% increase over operating expenses for the same period in 1996. Station operating expenses during the period prior to the Company's operation and/or ownership lack comparability in some instances as a result of the absence of certain costs including salaries for owner-management. The benefits of continuing implementation of the Company's cost reduction programs and efficiencies of combined operations in the markets served during the 1997 Period did not fully offset the impact of the additional required costs not incurred in the prior period by the former owners such as the addition of a General Manager to a station that was managed personally by the prior owner. Further, station operating expenses during the 1997 Period include amounts expended for radio stations subject to the Citadel JSA for which no expenses were included in the prior year quarter.

      Broadcast Cash Flow for the 1997 Period was approximately $6.8 million with BCF Margin of 30% versus BCF of approximately $3.3 million, an increase of 106%, and BCF Margin of 27% for the 1996 Period. BCF Margin in the 1997 Period was reduced by approximately 3 percentage points by the impact of recording as revenues the reimbursement of expenses under the Citadel JSA and including the related expenses in station operating expenses. On a same station basis, BCF for the 1997 Period increased approximately 20% as compared to the 1996 Period principally due to increased revenue in all markets and the cost reduction program implemented by the Company.

      Depreciation and amortization expense for the 1997 Period was approximately $2.7 million versus approximately $936,000 for the 1996 Period. The increase was attributable to the additional depreciation of fixed assets and amortization of intangible assets resulting from acquisitions consummated during calendar 1996 and 1997.

      Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses for the 1997 Period were approximately $1.5 million as compared to $1.1 million for the 1996 Period. The increase is principally attributed to the loss of reimbursement of expenses by Pourtales pursuant to the Shared Expense Agreement as a result of the acquisition by the Company of the Pourtales owned stations and increased expenses related to acquisitions subsequent to September 30, 1996. Included in corporate expense are fees paid to SFX for services rendered by TSC under the Amended and Restated SCMC Agreement of $421,000 and $251,000 for the 1997 Period and the 1996 Period, respectively.

      The Company recorded deferred compensation expense of $292,000 for the 1997 Period and $273,000 for the 1996 Period. This recurring expense, not currently, and in some cases, never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods.

      Operating income for the 1997 Period was approximately $2.3 million as compared to $950,000 for the 1996 Period. The increase in operating income results principally from the inclusion of results of operations for stations acquired subsequent to September 30, 1996.

      Net interest expense for the 1997 Period was approximately $2.9 million as compared to $1.3 million for the 1996 Period. The net increase in expense was principally attributable to the increased borrowings to complete the Company's acquisition of radio stations subsequent to September 30, 1996.

      Net loss before extraordinary item and income taxes for the 1997 Period was $554,000 versus a loss of $329,000 for the 1996 Period period. Net loss before extraordinary item for the 1997 Period was $554,000 versus a loss of $382,000 for the 1996 Period period. The Company incurred extraordinary losses of $958,000 and $320,000 in the nine month periods ended September 30, 1997 and 1996, respectively, in connection with the early extinguishment of debt. Net loss for the 1997 Period and 1996 Period was $1.5 million and $703,000, respectively. Net loss applicable to common stock for the 1997 Period was approximately $5.6 million as compared to approximately $3.7 million for the 1996 Period. The increase in the net loss applicable to common stock was principally due to the extraordinary loss incurred in the 1997 period and the full nine month provision for dividends in 1997 on the Depository Shares each representing a one tenth interest in a share of 9% Mandatory Convertible Preferred Stock issued in March 1996 (the "Preferred Stock Offering").


LIQUIDITY AND CAPITAL RESOURCES

      Since inception, the Company's principal sources of funds have been the proceeds from the Company's initial public offering on September 5, 1995 (the "Initial Public Offering") of approximately $12.9 million, the borrowing of $9.0 million under the loan agreement with AT&T (the "Initial Loan Agreement"), net proceeds of approximately $56.4 million from the Preferred Stock Offering, the borrowing of $40.0 million under the credit agreement with AT&T, and the borrowing of $78.5 million under the Amended Loan Agreement. The cost of the acquisitions completed through September 30, 1997, including the stations subject to the Little Rock Disposition, of approximately $130.9 million were financed with the proceeds from the Company's Initial Public Offering, the Preferred Stock Offering and the borrowings mentioned above.

      Cash flow provided from operating activities for the 1997 Period was approximately $837,000 as compared to cash used in operations of $2.8 million for the 1996 Period. The increase in cash flow from operating activities was principally due to growth in BCF as compared to the 1996 period. Cash used in investing activities was approximately $64.0 million during the 1997 Period and approximately $40.2 million for the 1996 Period relating primarily to the acquisitions of radio stations. Cash flow from financing activities during these periods amounted to approximately $62.4 million during the 1997 Period and approximately $50.8 million for the 1996 Period principally related to borrowings under the Amended Loan Agreement during the 1997 Period and net proceeds from the Preferred Stock Offering in the 1996 Period.

      The Company completed a refinancing of its credit facility with AT&T by entering into the Amended Loan Agreement with AT&T and Union Bank in an aggregate amount of $80 million. Giving effect to the Little Rock Disposition, the Company has currently borrowed $58.5 million under the Amended Loan Agreement, has $1.5 million available to finance operations and $20 million available to finance additional acquisitions. The Company's ability to borrow funds under the Amended Loan Agreement is conditioned on meeting certain financial ratios discussed below as well as those imposed by provisions of the Depository Shares each representing a one tenth interest in a share of 9% Mandatory convertible Preferred Stock, therefore, the maximum amounts which might become available under the facility, and the maximum amounts actually available to the Company at any particular time may be less. The Amended Loan Agreement consists of four senior secured credit facilities.

      The first facility ("Tranche A") is revolver in the maximum amount of $35.0 million (the "Initial Revolver"). The Initial Revolver will bear interest at a rate based, at the Company's option, on LIBOR or an alternative base rate which is substantially equivalent to the Lenders' prime rate. The interest rate may vary from LIBOR + 0.50% (or the alternative base rate + 1.50%) to LIBOR + 2.75% (or the alternative base rate + 1.50%), based upon the Company's consolidated leverage ratio. The amount available under the Initial Revolver decreases on a quarterly basis, in amounts ranging from $350,000 per quarter beginning July 1, 1998 to approximately $1.8 million per quarter beginning in 2003. Currently, with the Company's borrowings under Tranche A at $33.5 million, the first principal payment will be due on July 1, 1999. The final maturity of Tranche A is April 1, 2004.

      The second facility ("Tranche B") is a term loan in the maximum amount of $25.0 million (the "Term Loan"). The Term Loan will bear interest at LIBOR + 3.50% (or the alternative base rate + 2.50%). The principal of the Term Loan must be reduced by $31,250 per quarter beginning July 1, 1998, until the final maturity on July 1, 2004.

      The third facility ("Tranche C") was a term loan in the amount of $20.0 million (the "Little Rock Facility") which was repaid from the proceeds of the Little Rock Disposition.

      The fourth facility (the "Acquisition Revolver") will be made available to the Company to fund future acquisitions in an aggregate amount of up to $20 million. The amount available may be reduced pursuant to total debt limitations specified in the Amended Loan Agreement. The Acquisition Revolver will bear interest at LIBOR + 3.50% (or the alternative base rate + 2.50%). The principal of the

Acquisition Revolver must be reduced by $125,000 per year (paid on a quarterly basis) until the final maturity on July 1, 2004.

      The Company has incurred additional indebtedness pursuant to the Pinnacle Acquisition consisting of a note, which the Company assumed from the prior owners, of $525,000 to Havelock Bank of Lincoln, Nebraska bearing an interest rate of 1/2 of 1% under prime which matures on December 31, 1997 and notes to the prior owners which require a payment of $1.0 million on each of May 15, 1998 and 1999. The purchase price of the Pinnacle Acquisition may be increased by $1.7 million if the University renews its contract with the Company in 2001 for a minimum of an additional three year term and the payment of such would be required at the time the renewal is obtained. While renewal of the contract with the University cannot be assured, based on discussions the Company has had with the University, the Company knows of no reason why the contract would not be renewed. Additionally, under the Company's broadcast rights agreement with the University, annual rights fee payments ranging from approximately $1.7 million in 1997 to approximately $1.8 million in 2000 are due on October 1 of each year, or, at the option of the Company each year, may be paid in seven equal principal installments plus interest at the prime rate.

      For the remainder of 1997, it is anticipated that the Company will be able to meet its capital needs, including interest expense, dividends, corporate expense, capital expenditures and other commitments from cash on hand and cash provided from operations which assumes continued improvement in the operating results of the Company's radio stations. The Company further anticipates that future debt service, dividends, and other commitments will be met from cash on hand, cash provided from operations, which assumes a continued substantial improvement in the operating results of the Company's radio stations, and additional borrowings which may be available under the Amended Loan Agreement. The Company's ability to make these improvements will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

      The Company will be required to incur additional indebtedness or raise additional equity financing to fund its operations in the event its operations operations do not improve and in connection with possible future acquisitions of radio properties and is likely to need to incur or raise such additional financing when the balloon payments are due in 2004 under the Amended Loan Agreement. There can be no assurance that the Company will be able to incur such additional indebtedness or raise additional equity on terms acceptable to the Company, if at all. Without such sources of funding, it is unlikely that the Company will be able to continue to implement its acquisition strategy.

PART II. Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

EXHIBIT
NUMBER                              DESCRIPTION OF EXHIBIT
------                              ----------------------

 **3.1 Amended and Restated Certificate of Incorporation of Triathlon Broadcasting Company
  +3.2 Certificate of Amendment to The Amended and Restated Certificate of Incorporation of Triathlon Broadcasting Company
  *3.3   By-laws of the Company
  *4.1   IPO Underwriters' Warrant
  *4.2   Specimen Stock Certificate for Class A Common Stock
 **4.3   Certificate of Designations of the Series B Convertible Preferred Stock
 **4.4 Form of Certificate of Designations of the % Mandatory Convertible Preferred Stock
 **4.5 Form of Deposit Agreement relating to the % Mandatory Convertible Preferred Stock
 **4.6   Form of Stock Certificate for % Mandatory Convertible Preferred Stock
 **4.7   Form of Depository Receipt Evidencing Depository Shares
    27   Financial Data Schedule

Footnotes

------------------
* Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-94316), as amended, originally filed with the Securities and Exchange Commission on July 6, 1995.
** Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333-1186), as amended, originally filed with the Securities and Exchange Commission on February 9, 1996.
+ Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the transition period from April 1, 1996 to December 31, 1996, filed with the Securities and Exchange Commission on May 13, 1997.


      (b) Reports on Form 8-K

      Form 8-K filed with Securities and Exchange Commission on October 16, 1997 reporting the completion of the dispositon of radio stations KSSN-FM, KMVK-FM and KOLL-FM operating in the Little Rock, Arkansas market under Item 2 and Item 7.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TRIATHLON BROADCASTING COMPANY


                                            By: /s/  Norman Feuer
                                               -----------------------------
                                               Chief Executive Officer

                                            By: /s/ William G. Thompson
                                               -----------------------------
                                               Chief Financial Officer
Dated: November 14, 1997