Form 10-K
period 1997-12-31
TRIATHLON BROADCASTING CO
filed 1998-03-31
CIK 947718

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to

                                ---------------

                         Commission file number 0-26530
                         TRIATHLON BROADCASTING COMPANY
             (Exact name of Registrant as specified in its charter)

            Delaware                                33-0668235
  (State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)               Identification No.)

                                Symphony Towers
                            750 B Street, Suite 1920
                          San Diego, California 92101
                                 (619) 239-4242
   (Address of principal executive offices and Registrant's telephone number)

                                ---------------

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                      CLASS A COMMON STOCK, $.01 PAR VALUE
    DEPOSITARY SHARES, EACH REPRESENTING A ONE-TENTH INTEREST IN A SHARE OF
            9% MANDATORY CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
                                (Title of Class)

                                ---------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Class A Common Stock (one vote per share) held by non-affiliates, computed by reference to the average closing bid and asked price of the Class A Common Stock on March 17, 1998, was $31,761,104.

         The number of shares of the Registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, Class D Common Stock, $.01 par value, and Depositary Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, outstanding as of March 17, 1998, was 3,172,533, 244,890, 31,000, 1,444,366, and 5,834,000, respectively.

                      DOCUMENTS INCORPORATED BY REFERENCE
         None.

                                                       PART I

ITEM 1.           BUSINESS

GENERAL

         Triathlon Broadcasting Company (the "Company") owns and operates radio stations primarily in medium and small markets in the midwestern and western United States. The Company generally defines medium and small markets as those ranked below the top 70 markets in terms of population by The Arbitron Company. On January 1, 1996, the Company owned and operated, sold advertising on behalf of or provided programming to three FM and two AM radio stations in Wichita, Kansas. The Company has significantly expanded its operations and currently owns and operates, sells advertising on behalf of or provides programming to 22 FM and 10 AM radio stations in six markets. The Company also owns Pinnacle Sports Productions LLC, a regional sports radio network (the "Sports Network"), which broadcasts all of the games of the men's football, basketball and baseball and women's basketball and volleyball teams of the University of Nebraska over a network of approximately 61 radio stations located in the western United States.

         The following chart sets forth certain information with respect to the Company's radio stations:

                                                                 NUMBER OF STATIONS        BREAKDOWN OF STATIONS
                MARKET                     MARKET RANK(1)        CURRENTLY OPERATED         CURRENTLY OPERATED
------------------------------------       --------------        ------------------        -------------------
                                                                                            AM             FM
                                                                                           -----          ----
Omaha, Nebraska (2).................              72                      4                  1             3

Spokane, Washington.................              87                      8(3)(4)            3             5

Wichita, Kansas.....................              89                      6                  2             4

Colorado Springs, Colorado..........              94                      4(5)               2             2

Lincoln, Nebraska (2)...............             171                      4                 --             4

Tri-Cities, Washington (6)..........             202                      6(7)               2             4
                                                                      -------              ----          ----
         Total                                                           32                 10            22

(1) Market rankings as determined by The Arbitron Company for the Fall 1997 Radio Market Report.

(2) The Company also acquired the Sports Network pursuant to the Pinnacle Acquisition.

(3) Includes four stations for which Citadel Broadcasting Company sells advertising pursuant to a joint sales agreement.

(4) Includes one station that is not owned by the Company but on which it sells advertising pursuant to a joint sales agreement.

(5) Consists of four stations owned by the Company for which Citadel Broadcasting Company sells advertising pursuant to a joint sales agreement.

(6) The Tri-Cities, Washington market consists of the cities of Richland, Kennewick and Pasco in the State of Washington.

(7) Includes two stations that are not owned by the Company but on which it provides services and sells advertising pursuant to local marketing agreements.

STRATEGY

         Operations. The Company believes that its management group and its advisors have substantially greater experience in the management of radio stations in all market sizes than is generally available to other companies operating stations in medium and small markets. The Company believes that such expertise can be applied to improve the financial performance and the broadcast cash flow, defined as net revenues less station operating expenses ("Broadcast Cash Flow"), of medium and small market stations by enhancing revenues while controlling costs. The Company seeks to enhance the financial performance of its stations through the application of management techniques developed or refined by its officers and consultants through extensive experience with large, medium and small radio market operations. These techniques include: (i) targeted programming designed to increase audience share within specific demographic groups considered to be particularly attractive to advertisers;
(ii) sales and marketing programs intended to increase both audience share and advertising time, from which substantially all of the Company's revenues are derived; (iii) effective advertising inventory control; and (iv) the implementation of operating efficiencies to reduce costs, which may include instituting cost controls, operating the stations as groups in their respective markets and lowering overhead by combining and centralizing administrative and financial functions of its stations.

         The Company conducts extensive market research to refine and enhance programming at each of its stations. The stations currently employ a variety of programming formats, including Adult Contemporary, Current Hits, New Age Contemporary, Pop Alternative, Country, Classic Rock, Oldies, Album-Oriented Rock, Nostalgia, Middle-of-the-Road, Classic Hits and Talk/News/Sports. While the Company's performance is dependent on audience ratings (like other radio broadcasting companies), it is also dependent on aggressive marketing, promotional and selling techniques to successfully sell advertising time in its markets. Local advertising and promotional tie-ins with local events are designed to heighten public awareness of the stations. The Company believes that the ownership of a group of radio stations within a market enables it to offer to advertisers a broader range of creative advertising packages, as well as greater overall coverage of the market. As a result, the Company believes that it can strengthen its competitive position with respect to television and other media and improve advertising inventory control.

         Acquisitions. The Company's strategy includes the expansion of its operations by acquiring multiple radio stations in medium and small markets and the enhancement of the financial performance of the stations that it owns and operates through the application of management techniques developed or refined by its officers and consultants through extensive experience with large, medium and small radio market operations. Pursuant to the Telecommunications Act of 1996 (the "Telecom Act"), the Federal Communications Commission ("FCC") has modified its ownership rules to generally (i) eliminate the limit on the total number of radio stations that one entity may own nationally and (ii) increase the number of radio stations that one entity may own locally. See "--Federal Regulation of Radio Broadcasting." The Company intends to pursue acquisition opportunities made possible by the Telecom Act and to increase the total number of stations that it owns in the western and midwestern United States. The Company believes that multiple-station ownership (especially in its targeted medium to small markets) will achieve cost savings by eliminating duplicative sales and overhead expenses, will increase revenues by offering advertisers a broader range of advertising packages and will enhance competitive strength against other local advertising media.

         The Company believes that, although prices have escalated as a result of consolidation in the radio industry, there are still radio stations available for acquisition at prices that reflect relatively attractive multiples of Broadcast Cash Flow due to the limited number of well capitalized competitors in the Company's market segment. However, the Company's ability to implement its acquisition strategy is dependent upon the availability of financing. On May 30, 1997 the Company entered into a definitive credit agreement (the "Amended Credit Agreement") with AT&T Commercial Finance Corporation ("AT&T-CFC") and Union Bank of California, N.A.("Union Bank") (collectively, the "Lenders"), to refinance approximately $40.0 million borrowed under its existing credit facility (the "Credit Agreement") and to borrow up to an additional $40.0 million. The Company received approximately $20.0 million from the Little Rock Disposition (as defined herein) during the fourth quarter of 1997, which amount the Company used to repay a portion of the amount outstanding under the Amended Credit Agreement. The Company currently has the ability to borrow approximately $20.0 million to continue its acquisition strategy, provided that certain financial ratios and other covenants under the Amended Credit Agreement are met which would, in turn, depend largely upon the cash flow available from acquisition targets. The Company's ability to obtain additional financing is dependent upon a number of factors, including, but not limited to, the availability of equity financing. It is management's present intention not to issue additional equity except to finance acquisitions at prices representing lower multiples of Broadcast Cash Flow than the multiple at which equity in the Company is sold. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation--Liquidity and Capital Resources."


RADIO STATION ACQUISITIONS

         The Company was incorporated in February 1995 and commenced operations in September 1995 with the acquisition of four radio stations in the Wichita, Kansas market. Since its inception on June 29, 1995 (the "Company's Inception") through the date hereof, the Company (i) has purchased a total of 34 radio stations, including certain stations on which the Company already sold advertising or provided programming, (ii) has disposed of a total of five radio stations, (iii) has continued one local marketing agreement ("LMA") and one joint sales agreement ("JSA"), and (iv) has added one LMA.


ACQUISITIONS COMPLETED DURING 1996

         For the year ended December 31, 1996 ("Fiscal Year 1996"), the Company purchased a total of 23 radio stations, including certain stations on which the Company already sold advertising or provided programming, as follows:

         On January 24, 1996, the Company entered the Lincoln, Nebraska market when it purchased radio stations KZKX-FM and KTGL-FM from Pourtales Radio Partnership ("Pourtales") for an aggregate of approximately $9.7 million. On January 29, 1996, the Company entered into a JSA with, and on June 13, 1996 purchased, radio stations KIBZ-FM, KKNB-FM and KHAT-AM, also operating in the Lincoln, Nebraska market, from Rock Steady, Inc. for approximately $3.3 million.

KHAT-AM was not broadcasting at the time of purchase and the Company subsequently allowed its license to expire.

         In the Colorado Springs, Colorado and Spokane, Washington markets, the Company has provided programming since January 16, 1996 pursuant to an LMA with Pourtales for radio stations KSPZ-FM, KVUU-FM, KVOR-AM and KTWK-AM (collectively, the "Colorado Stations"), and KKZX-FM, KEYF-FM, KEYF-AM and KUDY-AM (collectively, the "Spokane Stations"). At the same time, to take advantage of certain sales synergies in these markets, the Company entered into a JSA with Citadel Broadcasting Company with respect to the Colorado Stations and the Spokane Stations (the "Citadel JSA.")

         On February 1, 1996 the Company began providing programming and selling advertising pursuant to an LMA with Silverado Broadcasting Company in the Spokane, Washington market for radio stations KISC-FM, KNFR-FM and KAQQ-AM (collectively, the "Silverado Stations") and assumed the rights and obligations under a JSA for an additional radio station, KCDA-FM. The Company acquired the Silverado Stations on May 15, 1996 for an aggregate of $8,750,000.

         On April 10, 1996, the Company entered the Omaha, Nebraska market, as a complement to its radio stations in the Lincoln, Nebraska market, by acquiring radio station KRRK-FM (subsequently renamed KTNP-FM) from 93.3, Inc. and radio station KXKT-FM from Valley Broadcasting Company for approximately $2.7 million and $8.1 million, respectively.

         On April 19, 1996, the Company entered the Tri-Cities, Washington market, which consists of the cities of Richland, Kennewick and Pasco in the State of Washington, by acquiring radio stations KIOK-FM and KALE-AM from Sterling Realty Organization for an aggregate of approximately $1.2 million.

         On July 1, 1996, the Company also began providing programming and selling advertising in the Tri-Cities, Washington market pursuant to an LMA with Pourtales with respect to radio stations KEGX-FM and KTCR-AM
(collectively, the "Tri-Cities Stations"), and assumed the rights and obligations under an LMA with respect to radio station KNLT-FM.

         On November 22, 1996, the Company acquired the Colorado Stations, the Spokane Stations, the Tri-Cities Stations, and radio station KEYN-FM in the Wichita, Kansas market (which the Company has been operating pursuant to a JSA with Pourtales since September 13, 1995). The aggregate purchase price for these radio stations was approximately $22.9 million.


ACQUISITIONS COMPLETED DURING 1997

         For the year ended December 31, 1997 ("Fiscal Year 1997"), the Company purchased a total of seven radio stations, including certain stations on which the Company already sold advertising or provided programming, as follows:

         On January 9, 1997 the Company purchased radio stations KZSN-FM and KZSN-AM, both operating in the Wichita, Kansas market (collectively, the "Wichita Southern Skies Acquisition"), and on April 25, 1997, the Company purchased radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market, from Southern Skies Corporation for an aggregate of (i) $22.6 million and (ii) 46,189 shares of the Company's Class A Common Stock, $.01 par value (the "Class A Common Stock"), valued at approximately $486,000. In addition, the Company is obligated to pay $750,000 pursuant to a non-competition agreement with one of the principals of Southern Skies Corporation.

         Also on April 25, 1997, the Company purchased radio station KOLL-FM, operating in the Little Rock, Arkansas market, from its affiliate SFX Broadcasting, Inc. ("SFX") for $4.1 million. The Company had provided programming and sold advertising for KOLL-FM pursuant to an LMA since March 15, 1996. See "Item 13. Certain Relationships and Related Transactions--The Little Rock Acquisition."

         On May 15, 1997, the Company purchased the Sports Network for approximately $3.3 million, which may be increased by $1.7 million if the University of Nebraska renews its contract with the Company in 2001 for a minimum of an additional three-year term. While renewal of the contract with the University of Nebraska cannot be assured, based on discussions the Company has had with the University of Nebraska, the Company presently knows of no reason why the contract would not be renewed.

         On June 2, 1997, the Company added to its presence in the Omaha, Nebraska market by purchasing radio stations KFAB-AM and KGOR-FM and the exclusive Muzak franchise for the Lincoln, Nebraska and Omaha, Nebraska markets from American Radio Systems Corporation for an aggregate purchase price of $38.0 million.

         Since the Company's Inception, the Company's acquisitions have been accounted for using the purchase method of accounting. The operating results of the acquired stations are included in the Company's consolidated statements of operations from their respective dates of acquisition or from the dates on which the respective LMA or JSA began.


DISPOSITIONS

         On October 1, 1997, the Company completed the disposition of radio stations KOLL-FM, KSSN-FM and KMVK-FM, each operating in the Little Rock, Arkansas market (collectively, the "Little Rock Disposition"), pursuant to an agreement with Clear Channel Radio, Inc. The aggregate sale price was $20.0 million. The Company did not recognize a gain or loss on the Little Rock Disposition. During the period from the date of acquisition through date of sale, the Company capitalized a loss of approximately $235,000, principally resulting from interest expense, related to the stations sold pursuant to the Little Rock Disposition.

RETENTION OF GOLDMAN, SACHS & CO.

         The Company is aware that its current group of radio stations combined with the trend towards consolidation in the industry may present an attractive opportunity to maximize stockholder value through a sale of the Company's assets or by the combination of the Company's business with that of a larger broadcasting company. The Company will continue to consider all available opportunities and has engaged Goldman, Sachs & Co. to actively explore alternatives to maximize stockholder value.


CITADEL JSA

         The Department of Justice, Antitrust Division ("DOJ") is investigating the Citadel JSA in connection with the concentration of radio station ownership in the Colorado Springs, Colorado and Spokane, Washington markets. See "Item 3. Legal Proceedings." The DOJ is increasingly scrutinizing the radio broadcasting industry, and has required the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the area, control over more than 60% of radio advertising revenue in the area.

         The Citadel JSA currently may be deemed to provide Citadel with control over approximately 52.7% and 55.2% of the radio advertising revenue in the Spokane, Washington market and the Colorado Springs, Colorado market, respectively. The Citadel JSA provided approximately 15.1% of the Company's net revenues during Fiscal Year 1997. In the event that the DOJ requires the termination or modification of the Citadel JSA, the Company believes that such termination or modification will not have a long-term material adverse effect on the Company because the Company believes that it can provide more efficiently the services currently performed by Citadel given the fee structure of the Citadel JSA. The Company has begun preparations for an orderly transition in the event that the DOJ requires the termination of the Citadel JSA.

         During the period that the Company operated the Colorado Stations and the Spokane Stations pursuant to an LMA, the Company recognized the Citadel JSA fee as net revenue. As of November 22, 1996, when the Company purchased the Colorado Stations and the Spokane Stations, the Company included the related stations' operating expenses in its consolidated statements of operations as expenses and the reimbursement of the expenses and the Citadel JSA fee as revenues. The inclusion of the reimbursement expenses results in a permanent reduction in the Company's Broadcast Cash Flow Margin (Broadcast Cash Flow as a percentage of net revenues). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."


THE STATIONS AND THE MARKETS

         The following table summarizes certain information with respect to the radio stations that the Company owns and operates, provides programming to or sells advertising on behalf of:

                                                                                                  1997                     TOTAL
                                                              STATION RANK     1997 AUDIENCE    STATION   NUMBER OF      EXPIRATION
                 MARKET      STATION              TARGET      AMONG TARGET    SHARE FOR TARGET  REVENUE   STATIONS IN   DATE OF FCC
   STATION(1)     RANK      FORMAT (2)         DEMOGRAPHICS  DEMOGRAPHICS(2)   DEMOGRAPHICS(2)   RANK(2)   MARKET(2)   AUTHORIZATION
---------------  ------    -----------------   ------------  ---------------  ----------------  --------  -----------  -------------
OMAHA MARKET       72                                                                                        20

   KXKT-FM               Country             Adults 25-54          4               8.8%            3                      2/1/05

   KGOR-FM               Oldies              Adults 25-54          5               6.8%            5                      6/1/05

   KTNP-FM               Pop Alternative     Adults 18-34          4               8.5%           10                      6/1/05

   KFAB-AM               Talk/News/Sports    Adults 25-54          8               5.0%            4                      6/1/05

SPOKANE MARKET     87                                                                                        22

   KKZX-FM(4)            Classic Rock        Adults 25-54          1              16.2%            1                     2/1/98(3)

   KISC-FM               Adult Contemporary  Adults 25-54          4               6.6%            2                      2/1/06

   KNFR-FM               Country             Adults 25-54          7               5.9%            4                     2/1/98(3)

   KEYF-FM(4)            Oldies              Adults 25-54          8               5.6%            6                      2/1/06

   KAQQ-AM               Middle-of-the-Road  Adults 35-64         13*              3.2%           11                      2/1/06

   KCDA-FM(5)            Country             Adults 25-54         13*              2.9%           12                      10/1/05

   KEYF-AM(4)            Oldies              Adults 25-54         21                .3%           N/A                     2/1/06

   KUDY-AM(4)            Religion            Adults 25-64         --                --            N/A                     2/1/06

WICHITA MARKET     89                                                                                        20

   KZSN-FM               Country             Adults 25-54          2              10.6%            2                      6/1/05

   KRBB-FM               Adult Contemporary  Adults 25-54          3               8.7%            3                      6/1/05

   KEYN-FM               Oldies              Adults 25-54          5               7.0%            7                      6/1/05

   KWSJ-FM               New Age             Adults 25-54          9               4.5%           12                      6/1/05
                         Contemporary

   KFH-AM                Talk/News/Sports    Adults 35-64          8               4.7%           13                      6/1/05

   KQAM-AM               Talk/News/Sports    Adults 35-64         18               1.0%           15                      6/1/05

COLORADO SPRINGS   94                                                                                        17
MARKET

   KSPZ-FM(4)            Oldies              Adults 25-54         6*               5.6%            5                      4/1/05

                                                                                                  1997                     TOTAL
                                                              STATION RANK     1997 AUDIENCE    STATION   NUMBER OF      EXPIRATION
                 MARKET      STATION              TARGET      AMONG TARGET    SHARE FOR TARGET  REVENUE   STATIONS IN   DATE OF FCC
   STATION(1)     RANK      FORMAT (2)         DEMOGRAPHICS  DEMOGRAPHICS(2)   DEMOGRAPHICS(2)   RANK(2)   MARKET(2)   AUTHORIZATION
---------------  ------    -----------------   ------------  ---------------  ----------------  --------  -----------  -------------
   KVUU-FM(4)            Adult Contemporary  Adults 25-54          6*              5.6%            7                      4/1/05

   KVOR-AM(4)            News/Talk           Adults 25-54          9               4.8%           10                      4/1/05

   KTWK-AM(4)            Nostalgia           Adults 35-64         13*              1.4%           N/A                     4/1/05

LINCOLN MARKET    171                                                                                        16

   KZKX-FM               Country             Adults 25-54          2               9.8%            1                      6/1/05

   KTGL-FM               Classic Rock        Adults 25-54          1              11.0%            2                      6/1/05

   KIBZ-FM               Album-Orientated    Adults 18-34          2*              9.3%            7                      6/1/05
                         Rock

   KKNB-FM               Pop Alternative     Adults 18-34          6               5.6%           10                      6/1/05

TRI-CITIES        202                                                                                        15
MARKET(6)

   KEGX-FM               Classic Hits        Adults 25-54          2*              7.8%            2                     2/1/98(3)

   KIOK-FM               Country             Adults 25-54          2*              7.8%            3                     2/1/98(3)

   KNLT-FM(7)            Oldies              Adults 25-54         10               3.1%            7                     2/1/98(3)

   KTCR-AM               News/Talk/Sports    Adults 35-64          3*              7.1%           11                     2/1/98(3)

   KALE-AM               News/Talk           Adults 35-64         12               2.0%           12                     2/1/98(3)

   KUJ-FM(7)             Current Hit         Adults 18-34          7               5.9%                                  2/1/98(3)

-------------
*    Tied in rank with other stations in the market.
(1) Some stations are licensed to a different community located within the market they serve.
(2) Based upon The Arbitron Company's Fall 1997 Radio Market Report for the respective markets and BIA's MasterAccess database for the first quarter of 1998.
(3) Renewal application pending. The licenses for these stations will continue in effect by operation of law until FCC action on such renewal application.
(4) Citadel Broadcasting Company sells advertising on these stations pursuant to the Citadel JSA.
(5)  The Company sells advertising on these stations pursuant to a JSA.
(6) The Tri-Cities market consists of the cities of Richland, Kennewick and Pasco in the State of Washington.
(7) The Company provides programming to and sells advertising on this station pursuant to an LMA.

ADVERTISING

         The primary source of the Company's revenues is the sale of broadcasting time for local, regional and national advertising. Stations' sales staffs generate most of the stations' local advertising sales, which comprise approximately 81% of the Company's revenues (exclusive of Citadel JSA fees received). To generate national advertising sales, the Company engages an advertising representative for each of its stations who specializes in national advertising sales and is compensated on a commission-only basis. Most advertising contracts are short-term and generally run only for a few weeks.

         The Company believes that radio is an efficient and cost-effective means for advertisers to reach specific demographic groups, because radio is a precisely-targeted medium and is highly flexible due to the short lead time between production and broadcast and the relative ease of production of commercials. To ensure that an advertising message will be heard mainly by its targeted customer base, an advertiser can choose to advertise on a station with a format that appeals to a specific demographic group. In addition, radio can more readily reach people in the workplace and in their cars than television and other media.

         Advertising rates charged by a radio station are based primarily on
(i) the station's ability to attract audiences in the demographic groups targeted by advertisers (as measured by ratings service surveys quantifying the number of listeners tuned to the station at various times of the day and week),
(ii) the supply of and demand for radio advertising time and (iii) competing forms of advertising. Rates are generally highest during morning and afternoon drive-time hours.

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


COMPETITION

         The radio broadcasting industry is highly competitive. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within its geographic market. The Company's stations compete for audience share and advertising revenues directly with other FM and AM radio stations, as well as with other media, within their respective markets. Radio stations compete for listeners primarily on the basis of program content and by hiring high-profile talent with appeal to a particular demographic group. The Company competes for advertising revenues principally through effective promotion of its stations' listener demographics and audience shares, and through the number of listeners in a target group that can be reached for the price charged for the air-time.

         The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company competes with other radio stations with comparable programming formats in most of its markets, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses if another station in a given market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations. As a result of the Telecom Act, certain radio broadcasting companies have become significantly larger and have greater financial resources than the Company. Furthermore, the Telecom Act will permit other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase its current audience ratings and advertising revenue market share.

         The Company's stations also compete for advertising revenues with other media, including newspapers, broadcast television, cable television, magazines, billboard advertising, transit advertising and direct mail advertising. Factors that affect a station's competitive position include its appeal to demographic groups that advertisers seek to reach, its authorized power, terrain, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The radio broadcasting industry also is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems or the introduction of digital audio broadcasting. See "--Federal Regulation of Radio Broadcasting--Proposed Changes." The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact disks. There can be no assurance, however, that the development or introduction in the future of any new media technology will not adversely affect the radio broadcasting industry generally or the Company in particular.


SEASONALITY

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


EMPLOYEES

         As of December 31, 1997, the Company had approximately 316 full-time and 120 part-time employees, none of whom were represented by unions. The Company believes that its relations with its employees are good.

         The Company endeavors to enter into employment agreements with on-air personalities and station general managers whose services are deemed by the Company to be important for its continued success. In addition, the Company has entered into a long-term employment agreement with its President and Chief Executive Officer. See "Item 11. Executive Compensation--Employment Agreement."

FEDERAL REGULATION OF RADIO BROADCASTING

         Adoption of the Telecom Act in February 1996 eliminated the national limits and liberalized the local limits on radio station ownership by a single company. However, the DOJ has indicated that, in certain cases, ownership of the number of radio stations permitted by the Telecom Act may result in the undue concentration of ownership within a market or otherwise have an anti-competitive effect. The DOJ is increasingly scrutinizing acquisitions of radio stations and the entering into of JSAs and LMAs. In particular, the DOJ has indicated that a prospective buyer of a radio station may not enter into an LMA in connection with the acquisition of such station before expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. The DOJ also has required the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the market, control over more than 60% of the sales of radio advertising revenue in the market. Certain of the JSAs entered into by the Company have been the subject of inquiries from the DOJ. See "--Citadel JSA" and "Item 3. Legal Proceedings." There can be no assurance that future inquiries or policy and rule-making activities of the FCC or the DOJ will not adversely impact the Company's operations (including existing stations or markets) or its expansion strategy.

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

         As a result of the Telecom Act, the limit on the number of radio stations one entity may own nationally has been eliminated and the limits on the number of radio stations one entity may own locally is as follows: (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM); (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service; (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. FCC ownership rules continue to permit an entity to own one FM and one AM station locally regardless of market size. For the purposes of these rules, in general, a radio station being programmed pursuant to an LMA by an entity is not counted as an owned station for purposes of determining the programming entity's local ownership limits unless the entity already owns a radio station in the market of the station with which the entity has the LMA; and a radio station whose advertising time is being sold pursuant to a JSA is currently not counted as an owned station of the entity selling the advertising time even if that entity owns a radio station in the market of the station with which the entity has the JSA. As a result of the elimination of the national ownership limits and the liberalization of the local ownership limits effected by the Telecom Act, radio station acquisitions are subject to antitrust review by the DOJ even if approved by the FCC. The DOJ also has indicated an intention to review such acquisitions carefully. The DOJ has articulated what it believes to be the relevant market for competitive analysis in the radio broadcasting industry, but no court has determined its validity.

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

         Robert F.X. Sillerman, a significant stockholder who has non-voting common and preferred stock interests in the Company, is Executive Chairman of SFX, a publicly traded radio broadcasting company, which has attributable interests in radio stations. Heretofore, the FCC has not considered Mr. Sillerman's interest in the Company to be an attributable one. However, Mr. Sillerman's non-voting stock interests in the Company are convertible into voting stock interests under certain circumstances, including the receipt of necessary FCC approval. The FCC is examining, through outstanding rulemaking proceedings, whether to change the criteria for considering an interest to be attributable. Some commenters in the rulemaking proceedings have urged that the test of attribution should not be voting power but rather influence over the licensee. If the FCC were to determine that Mr. Sillerman's interest in the Company was attributable, then Mr. Sillerman might be required to reduce the number of his attributable interests to the then-applicable permissible limits contained in the FCC's ownership rules.

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

         The DOJ has indicated that it may consider that a JSA between radio broadcasters in the same market violates the antitrust law's prohibition against competitors agreeing on prices. The Company's JSA in the Wichita, Kansas market has been, and the Citadel JSA in the Colorado Springs, Colorado market and the Spokane, Washington market are being, investigated by the DOJ, but the DOJ has not indicated the outcome of its investigation of the Citadel JSA. See "--Citadel JSA." The Company has terminated its JSA in the Wichita, Kansas market.

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

         The Company cannot predict what other matters might be considered in the future by the FCC and/or Congress. The implementation of the Telecom Act or any of these proposals or changes may have a material adverse impact on the Company's business, financial condition or results of operations.

FORWARD-LOOKING INFORMATION

         Except for the historical information contained in this Report, certain items herein, including, without limitation, certain matters discussed under "Item 3. Legal Proceedings" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including, without limitation, risks and uncertainties relating to leverage, the ability to obtain financing, the level and volatility of interest rates, integration of the acquisitions completed during Fiscal Year 1997, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the effect of economic and market conditions, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in "--Competition" and "--Federal Regulation of Radio Broadcasting" and "Item 7. Management's Discussion and Analysis of Financial Condition and
Results of Operation." The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


ITEM 2.  PROPERTIES

         The types of properties required to support each of the Company's radio stations include offices, studios and tower sites. A station's studios are generally housed with its offices in downtown or business districts. Tower sites are generally located so as to provide maximum market coverage.

         The Company's corporate headquarters are leased and located at 750 B Street, Suite 1920, San Diego, California. The lease for this location will expire in January, 2000. The Company's radio station office, studio and transmitter sites are leased principally with lease terms that expire within one to 19 years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years. The Company owns substantially all of the equipment used in its radio broadcasting business.

         There has been speculation within the broadcasting industry that the adoption and implementation of digital television standards may create a tower capacity shortage which would most likely affect FM radio broadcasters, particularly those who lease FM broadcasting sites on television towers. Although the Company leases FM broadcasting sites on television towers, the Company presently believes that in the event that a tower capacity shortage develops, it would not have a material adverse effect on the Company's business, financial condition or results of operations.

         The Company believes that its properties are in good condition and suitable for its operations; however, the Company continually looks for opportunities to upgrade its properties.


ITEM 3.  LEGAL PROCEEDINGS

         In October 1996, the Company received a subpoena from the DOJ, seeking information related to the Company's JSAs in the Wichita, Kansas, Spokane, Washington and Colorado Springs, Colorado markets. The Company responded to the subpoena in or about February 1997 and has provided supplemental information requested by the DOJ, but the DOJ has not yet indicated its regulatory decision. In the event that the DOJ requires the termination or modification of the Citadel JSA, the Company believes that such termination or modification would have a favorable long-term impact on the Company's operations, although the Company may suffer a short-term disruption in sales efforts caused by the transition, because the Company's income from the Citadel JSA, which is a share of the combined profits of the stations involved in the Citadel JSA, currently is negatively impacted by a disproportionate share of the combined operating expenses. The Company has begun preparations for an orderly transition in the event that the DOJ requires the termination of the Citadel JSA. See "Item I. Business--Citadel JSA."

         Management is not currently aware of any other material threatened or pending legal proceedings against the Company, that if adversely decided, would have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION FOR SECURITIES

         The Company's Class A Common Stock and the Depositary Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, $.01 par value per share (the "Depositary Shares"), are quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols TBCOA and TBCOL, respectively. The high and low bid prices for the Class A Common Stock and the Depositary Shares for the quarters indicated below are as reported by Nasdaq and reflect interdealer prices, without retail markup, markdown or commissions and may not represent actual transactions.


                            CLASS A COMMON STOCK (1)

                                       1996                     1997
                             ------------ ------------ ------------ -----------

QUARTER ENDED                   HIGH          LOW         HIGH         LOW
---------------------------- ------------ ------------ ------------ -----------

March 31................       11 3/8       10 1/4        8 3/4       7

June 30.................       10 3/4        7 7/8        8           5 1/2

September 30............        9 1/8        6 3/4        9 3/16      6 7/8

December 31.............       10 1/8        8           11 1/2       8 3/16


                             DEPOSITARY SHARES (2)
-------------------------------------------------------------------------------

                                       1996                      1997
                             ------------------------- ------------------------

QUARTER ENDED                   HIGH          LOW         HIGH         LOW
---------------------------- ------------ ------------ ------------ -----------

March 31................       11 1/8       10 1/4       10 1/4        8

June 30.................       11 1/4        9 5/8        9 1/4        7 1/2

September 30............       11            8 3/4       10 1/4        8 1/2

December 31.............       11            8           12            8 5/8

----------
(1)      The Class A Common Stock was first quoted on September 8, 1995.
(2)      The Depositary Shares were first quoted on March 5, 1996.

         As of March 17, 1998, there were 42 and 0 holders of record of the outstanding shares of the Class A Common Stock and the Depositary Shares, respectively. This information does not include beneficial owners of the Class A Common Stock or the Depositary Shares held in the name of a broker, dealer, bank, voting trustee or other nominee. The Company's Class B Common Stock,

Class C Common Stock and Class D Common Stock are held of record by one holder, four holders and two holders, respectively. There is no public trading market for the Company's Class B Common Stock, Class C Common Stock or Class D Common Stock.

         The Company has not paid any dividends on its common stock. The holders of the Depositary Shares have received and are entitled to receive when, as, and if dividends are declared on the Preferred Stock by the Company's Board of Directors (the "Board") out of funds legally available therefor, cumulative preferential dividends accruing at the rate of 9% per annum (or $.945 per Depositary Share per annum), payable quarterly in arrears on each of March 31, June 30, September 30, and December 31. Accumulated, unpaid dividends bear interest at a rate of 10.5% per annum. The Company has announced that it will pay a regular quarterly dividend to preferred stockholders of record as of March 20, 1998. The payment will be $2.36 per preferred share or $0.236 per Depositary Share. Except for payment of the dividends with respect to the Depositary Shares, the Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its other securities in the foreseeable future. The decision whether to pay dividends will be made by the Board in light of conditions then existing, including the Company's results of operations, financial condition and requirements, business conditions and other factors.

RECENT SALES OF UNREGISTERED SECURITIES

         In January and April 1997, the Company issued 22,464 and 23,725 shares of Class A Common Stock, respectively, in connection with the acquisition of certain radio stations from Southern Skies Corporation. The shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. A registration statement on Form S-3 which included 22,464 shares of Class A Common Stock issued in January 1997 was declared effective by the Securities and Exchange Commission ("SEC") on February 6, 1997.

         The Company issued 5,000 shares of Class A Common Stock to the owners of KCDA-FM effective July, 1997, as an inducement to extend the JSA with respect to KCDA-FM in the Spokane, Washington market.

         No options granted under the Company=s 1995 Stock Option Plan and 1996 Stock Option Plan have been exercised as of March 17, 1998. Although the 1997 Stock Option Plan was approved by the Board of Directors, no options have been granted.


ITEM 6.   SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

         The following selected financial data are derived from the Consolidated Financial Statements of the Company. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto.



                                                           PREDECESSOR(3)
                                                ------------------------------------      JUNE 29,
                                                    YEAR ENDED                             1995           YEAR ENDED
                                                   DECEMBER 31,           NINE           (COMPANY'S       DECEMBER 31,
                                                -------------------   MONTHS ENDED      INCEPTION TO ----------------------
                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                   1993      1994         1995            1995(4)       1996      1997
                                                ---------  --------  ----------------   ------------ ----------  ----------

STATEMENT OF OPERATIONS

NET REVENUES                                     $  2,651  $  2,750  $          1,756     $   1,108   $  18,963   $  33,641

STATION OPERATING EXPENSES                          3,098     2,814             1,900         1,015      13,678      23,415

DEPRECIATION AND AMORTIZATION                         323       395               420           145       1,427       4,134

CORPORATE EXPENSES                                     --        72               132           234       1,719       2,068

DEFERRED COMPENSATION                                  --        --                81           227         366         390

DOJ INFORMATION REQUEST COSTS                          --        --                --            --         300          --
                                                ---------- --------- -----------------    ---------- ----------- -----------


OPERATING (LOSS) INCOME                              (770)     (531)             (777)         (513)      1,473       3,634

INTEREST (EXPENSE) INCOME - NET                      (151)     (170)             (143)           60      (1,852)     (4,365)

OTHER INCOME (EXPENSE)                                  8         7                12            --         (60)       (138)
                                                ---------- --------- -----------------    ---------- ----------- -----------


LOSS BEFORE EXTRAORDINARY ITEM AND INCOME TAX
  (BENEFIT)                                          (913)     (694)             (908)         (453)       (439)       (869)

INCOME TAX (BENEFIT)                                 (336)     (101)               --            --          --          --
                                                ---------- --------- -----------------    ---------- ----------- -----------


LOSS BEFORE EXTRAORDINARY ITEM                       (577)     (593)             (908)         (453)       (439)       (869)

EXTRAORDINARY ITEM                                     --        --                --            --        (320)       (958)
                                                ---------- --------- -----------------    ---------- ----------- -----------


NET LOSS                                             (577)     (593)             (908)         (453)       (759)     (1,827)

PREFERRED STOCK DIVIDEND REQUIREMENT                   --        --                --            --      (4,414)     (5,507)
                                                ---------- --------- -----------------    ---------- ----------- -----------


NET LOSS APPLICABLE TO COMMON STOCK               $  (577)  $  (593)  $          (908)     $   (463)   $ (5,173)   $ (7,334)
                                                ========== ========= =================    ========== =========== ===========



LOSS PER COMMON SHARE - BASIC:

LOSS BEFORE EXTRAORDINARY ITEM                                                             $  (0.21)   $  (0.97)   $  (1.30)

EXTRAORDINARY ITEM                                                                               --        0.10    $  (0.20)
                                                                                          ========== =========== ===========

NET LOSS PER COMMON SHARE                                                                  $  (0.21)   $  (1.07)   $  (1.50)
                                                                                          ========== =========== ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING -                                                  2,154       4,842       4,882
BASIC
                                                                                          ========== =========== ===========




                                                           PREDECESSOR(3)
                                                -------------------------------------    JUNE 29,
                                                    YEAR ENDED                             1995           YEAR ENDED
                                                   DECEMBER 31,           NINE          (COMPANY'S       DECEMBER 31,
                                                -------------------   MONTHS ENDED     INCEPTION) TO ----------------------
                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                   1993      1994         1995            1995(4)       1996      1997
                                                ---------  --------  ----------------   ------------ ----------  ----------
OTHER OPERATING DATA

BROADCAST CASH FLOW (1)                         $   (447)  $   (64)  $          (144)     $     93   $   5,285   $  10,226

CASH CAPITAL EXPENDITURES                             10         6                83            55       1,555         869

NET CASH (USED IN) PROVIDED BY OPERATING            (231)      (70)             (183)         (682)      1,330       3,482
ACTIVITIES

NET CASH PROVIDED BY (USED IN) INVESTING              (2)    2,091               (83)       (7,377)    (65,273)    (45,525)
ACTIVITIES
NET CASH PROVIDED BY (USED IN) FINANCING             204    (2,036)              285        13,105      61,980      40,732
ACTIVITIES



                                                           PREDECESSOR(3)
                                                -------------------------------------    JUNE 29,
                                                    YEAR ENDED                             1995           YEAR ENDED
                                                   DECEMBER 31,           NINE          (COMPANY'S       DECEMBER 31,
                                                -------------------   MONTHS ENDED     INCEPTION) TO ----------------------
                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                   1993      1994         1995            1995(4)       1996      1997
                                                ---------  --------  ----------------   ------------ ----------  ----------
BALANCE SHEET DATA (AS OF THE END OF THE
PERIOD)
CASH AND CASH EQUIVALENTS                       $     32   $    16      $         35      $   5,046   $   3,083   $   1,771

WORKING CAPITAL                                   (1,316)   (1,426)           (1,470)         5,122       4,492       3,032

INTANGIBLE ASSETS, NET                             3,282     2,891             2,823          5,603      65,159     111,674

TOTAL ASSETS                                       5,114     4,857             4,599         13,735      88,394     132,741

LONG TERM DEBT (2)                                 9,896     4,129             4,304             --      13,000      60,333

STOCKHOLDERS' EQUITY                              (5,003)      406              (363)        12,879      64,382      57,896


(1)  ALTHOUGH BROADCAST CASH FLOW, DEFINED AS EARNINGS BEFORE INTEREST, TAXES,
     DEPRECIATION, AMORTIZATION AND CORPORATE EXPENSES, IS NOT A MEASURE OF
     PERFORMANCE CALCULATED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING
     PRINCIPALS, THE COMPANY BELIEVES THAT BROADCAST CASH FLOW IS ACCEPTED BY
     THE BROADCASTING INDUSTRY AS A GENERALLY RECOGNIZED MEASURE OF PERFORMANCE
     AND IS USED BY ANALYSTS WHO REPORT PUBLICLY ON THE PERFORMANCE OF
     BROADCASTING COMPANIES.

(2)  LONG TERM DEBT INCLUDES CURRENT PORTION OF LONG TERM DEBT INCLUDED IN
     CURRENT LIABILITIES.

(3)  PREDECESSOR REPRESENTS THE COMBINED HISTORICAL FINANCIAL INFORMATION OF
     THE INITIAL WICHITA STATIONS (CONSISTING OF KFH-AM, KWSJ-FM, KQAM-AM AND
     KRBB-FM) FOR THE YEARS ENDED DECEMBER 31, 1993 AND 1994 AND FOR THE NINE
     MONTHS ENDED SEPTEMBER 30, 1995.

(4) THE COMPANY COMMENCED RADIO STATION OPERATIONS ON SEPTEMBER 13, 1995.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, the level and volatility of interest rates, integration of the acquisitions completed during Fiscal Year 1997, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the effect of economic and market conditions, and the impact of current or pending legislation and regulation. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

GENERAL

     The Company owns and operates radio stations primarily in medium and small markets in the midwestern and western United States. The Company currently owns and operates, sells advertising on behalf of or provides programming to 22 FM and 10 AM radio stations in six markets. The Company also owns the Sports Network.

 MARKET                                                   AM           FM
 ---------------------------------------------------- ------------ ------------

 Omaha, Nebraska(1)................................        1            3

 Spokane, Washington(2)(3).........................        3            5

 Wichita, Kansas...................................        2            4

 Colorado Springs, Colorado(4).....................        2            2

 Lincoln, Nebraska(1)..............................       --            4

 Tri-Cities, Washington(5)(6)......................        2            4
                                                      ------------ ------------

      Total........................................       10           22
                                                      ============ ============


(1) The Company also acquired the Sports Network pursuant to the Pinnacle Acquisition.

(2) Includes four stations for which Citadel Broadcasting Company sells advertising pursuant to a joint sales agreement.

(3) Includes one station that is not owned by the Company but on which it sells advertising pursuant to a joint sales agreement.

(4) Consists of four stations owned by the Company for which Citadel Broadcasting Company sells advertising pursuant to a joint sales agreement.

(5) The Tri-Cities, Washington market consists of the cities of Richland, Kennewick and Pasco in the State of Washington.

(6) Includes two stations that are not owned by the Company but on which it provides services and sells advertising pursuant to local marketing agreements.

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

         The Company's revenues are primarily affected by the advertising rates that its radio stations charge. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by The Arbitron Company (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company seeks to diversify the formats on its stations as a means to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing audience levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. During Fiscal Year 1997, approximately 81% of the Company's revenues (exclusive of Citadel JSA fees received) were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

         The radio broadcasting industry is highly competitive. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. See "Item 1. Business--Competition."

         The Company's revenues vary throughout the year. As is typical in the radio broadcasting industry, the Company's first calendar quarter generally produces the lowest revenues for the year, and the fourth calendar quarter generally produces the highest revenues for the year. The Company's operating results in any period may be affected by the incurrence of advertising and promotion expenses that do not necessarily produce commensurate revenues until the impact of the advertising and promotion is realized in future periods. See "Item 1. Business--Seasonality."

         Following the passage of the Telecom Act, the DOJ indicated its intention to investigate certain existing industry practices that had not been previously subject to anti-trust review. The DOJ is investigating the Citadel JSA in connection with the concentration of radio station ownership in the Colorado Springs, Colorado and Spokane, Washington markets. In a recent case unrelated to the Company, the DOJ has, for the first time, requested the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the area, control over more than 60% of radio advertising revenue in the area. The Citadel JSA provided approximately 15% of the Company's net revenues in Fiscal Year 1997. In the event that the DOJ requires the termination or modification of the Citadel JSA, the Company believes that such termination or modification would have a favorable long term impact on the Company's operations, although the Company may suffer a short-term disruption in sales efforts caused by the transition, because the Company's income from the Citadel JSA, which is a share of the combined profits of the stations involved in the Citadel JSA, currently is negatively impacted by a disproportionate share of the combined operating expenses. The Company has begun preparations for an orderly transition in the event that the DOJ requires the termination of the Citadel JSA.

RESULTS OF OPERATIONS

         The Company's consolidated financial statements are not directly comparable from period to period due to acquisition activity. The Company's acquisitions during the period from September 13, 1995, the date on which the Company commenced radio station operations, through December 31, 1997, have all been accounted for using the purchase method of accounting. These acquisitions were as follows:

         1995 Acquisitions and Operating Agreements

         o In September 1995, the Company acquired KRBB-FM, KFH-AM, KWSJ-FM (formerly KXLK-FM) and KQAM-AM, each operating in the Wichita, Kansas market (the "Initial Wichita Stations"). In addition, the Company entered into a JSA to sell all of the advertising time on KEYN-FM, also operating in the Wichita, Kansas market.

         1996 Acquisitions and Operating Agreements:

         o In January 1996, the Company acquired KTGL-FM and KZKX-FM, both operating in the Lincoln, Nebraska market.

         o In April 1996, the Company acquired KTNP-FM (formerly KRRK-FM) and KXKT-FM, both operating in the Omaha, Nebraska market, and KALE-AM and KIOK-FM, both operating in the Tri-Cities, Washington market.

         o In May 1996, the Company acquired KISC-FM, KNFR-FM and KAQQ-AM, each operating in the Spokane, Washington market. The Company had been operating these stations pursuant to an LMA since March 1, 1996. In addition, on March 1, 1996, the Company assumed the rights and obligations under two JSAs related to KCDA-FM and KNJY-FM, both operating in the Spokane, Washington market. The JSA related to KNJY-FM terminated on December 31, 1996.

         o In June 1996, the Company acquired KIBZ-FM and KKNB-FM, both operating in the Lincoln, Nebraska market. The Company had sold advertising on KIBZ-FM and KKNB-FM pursuant to a JSA since January 1996.

         o In November 1996, the Company acquired KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM, each operating in the Colorado Springs, Colorado market; KEYF-FM, KEYF-AM, KUDY-AM and KKZX-FM, each operating in the Spokane, Washington market; KEYN-FM, operating in the Wichita, Kansas market; and KEGX-FM and KTCR-AM, both operating in the Tri-Cities, Washington market (the "Tri-Cities Stations"), and assumed an LMA for radio station KNLT-FM, also operating in the Tri-Cities, Washington market. The Company had operated the Colorado Springs and Spokane Stations acquired in November 1996 under an LMA since January 1996. These stations are subject to the Citadel JSA, pursuant to which Citadel sells all the advertising time on these stations. The Company had also operated the Tri-Cities Stations acquired from Pourtales in November 1996 under an LMA from July to November 1996.

         o During the four months ended December 31, 1996, the Company sold advertising on radio stations KKRD-FM, KRZZ-FM and KNSS-AM, each operating in the Wichita, Kansas market, pursuant to a JSA ("Wichita JSA"), which terminated on December 31, 1996.

         1997 Acquisitions and Operating Agreements

         o In January 1997 the Company purchased radio stations KZSN-FM and KZSN-AM, both operating in the Wichita, Kansas market.

         o In April 1997, the Company purchased radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market.

         o In April 1997, the Company purchased radio station KOLL-FM, operating in the Little Rock, Arkansas market. Since March 1996, the Company had provided programming and sold advertising for radio station KOLL-FM pursuant to a LMA.

         o In May 1997, the Company purchased the Sports Network, which broadcasts all of the men's football, basketball and baseball games and women's basketball and volleyball games of the University of Nebraska.

         o In June 1997, the Company purchased radio stations KFAB-AM and KGOR-FM, each operating in the Omaha, Nebraska market, and the exclusive Muzak franchise for the Lincoln and Omaha, Nebraska markets.

         o In October 1997, the Company completed the disposition of radio stations KOLL-FM, KSSN-FM and KMVK-FM, each operating in the Little Rock, Arkansas market.

         On February 12, 1997, the Company changed its fiscal year end from March 31st to December 31st, effective December 31, 1996. For comparative purposes, the Company's operating results for the fiscal periods ending March 31 have been restated as of December 31 for the affected years. Accordingly, the following compares Fiscal Year 1997 to Fiscal Year 1996, and Fiscal Year 1996 to the period from the Company's Inception until December 31, 1995 ("Partial Year 1995").

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

         Net revenues increased approximately $14.7 million or 77% to approximately $33.6 million for Fiscal Year 1997 from approximately $19.0 million for Fiscal Year 1996 as a result of acquisitions consummated during Fiscal Year 1997 and the growth at continuously owned and operated stations. On a same station basis for the radio stations owned and operated as of December 31, 1997, net revenues increased to $37.1 million for Fiscal Year 1997 from approximately $32.4 million for Fiscal Year 1996 which represented a 15% increase. Despite the growth in net revenues, the Company's revenues were adversely impacted by disruptions in sales efforts as a result of the pending sales of radio stations to the Company prior to the Company's ownership and the restructuring of sales management and turnover of sales staff during the periods after the acquisitions of stations. Revenues increased during Fiscal Year 1997 due to the inclusion in net revenues of the reimbursement for operating expenses under the Citadel JSA, beginning November 22, 1996, the date of acquisition of the stations involved in the Citadel JSA. No reimbursement was recorded during the period when the Company operated those radio stations pursuant to an LMA.

         Station operating expenses increased by approximately $9.7 million or 71% in Fiscal Year 1997 to approximately $23.4 million from approximately $13.7 million for Fiscal Year 1996 primarily due to the inclusion of expenses related to the acquisitions consummated during Fiscal Year 1997. On a same station basis for the radio stations owned and operated by the Company as of December 31, 1997, operating expenses for Fiscal Year 1997 increased to approximately $26.1 million from $23.3 million for Fiscal Year 1996, which represented a 12% increase. Station operating expenses during the period prior to the Company's operation and/or ownership lack comparability in some instances as a result of the absence of certain costs including salaries for owner-management. The benefits of continuing implementation of the Company's cost reduction programs and efficiencies of combined operations in the markets served during Fiscal Year 1997 did not fully offset the impact of the additional required costs not incurred in the prior year by the former owners such as the addition of a General Manager to a station that was managed personally by the prior owner. Further, station operating expenses during Fiscal Year 1997 include amounts expended for radio stations subject to the Citadel JSA, beginning November 22, 1996, the date of acquisition of the stations involved in the Citadel JSA. No expenses were recorded during the period when the Company operated these stations pursuant to an LMA.

         Broadcast Cash Flow for Fiscal Year 1997 increased to approximately $10.2 million from approximately $5.3 million for Fiscal Year 1996, an increase of 92%. Broadcast Cash Flow Margin for Fiscal Year 1997 increased to 30%, an increase over the Broadcast Cash Flow Margin of 28% for Fiscal Year 1996, due to increases in net revenues exceeding increases in operating expenses as described above. On a same station basis, Broadcast Cash Flow for Fiscal Year 1997 increased approximately 22% as compared to Fiscal Year 1996, primarily due to increased revenue in all markets and the cost reduction program implemented by the Company. Broadcast Cash Flow Margin in Fiscal Year 1997 was reduced by approximately three percentage points by the impact of recording as revenues the reimbursement of expenses under the Citadel JSA and including the related expenses in station operating expenses.

         Depreciation and amortization expense for Fiscal Year 1997 was approximately $4.1 million versus approximately $1.4 million for Fiscal Year 1996. The increase was attributable to the additional depreciation of fixed assets and amortization of intangible assets resulting from acquisitions consummated during Fiscal Year 1997.

         Corporate expenses consisted primarily of officer's salary, financial consulting and professional fees and expenses. Corporate expenses for Fiscal Year 1997 were approximately $2.1 million as compared to approximately $1.7 million for Fiscal Year 1996. The increase is due to the loss of reimbursement of expenses by Pourtales pursuant to the Shared Expense Agreement (as defined herein) as a result of the Company's acquisition of the Pourtales owned stations and increased expenses related to acquisitions completed in Fiscal Year 1997. Included in corporate expense are fees paid to SFX for services rendered by The Sillerman Companies ("TSC") under the Amended and Restated SCMC Agreement (as defined herein) of approximately $554,000 and $359,000 for Fiscal Year 1997 and Fiscal Year 1996, respectively.

         The Company recorded deferred compensation expense of approximately $390,000 for Fiscal Year 1997 and approximately $366,000 for Fiscal Year 1996. This recurring expense is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods, but is not currently affecting cash flow.

         Operating income for Fiscal Year 1997 was approximately $3.6 million as compared to approximately $1.5 million for Fiscal Year 1996. The increase in operating income results principally from the inclusion of results of operations for stations acquired during Fiscal Year 1997.

         Net interest expense for Fiscal Year 1997 was approximately $4.4 million as compared to $1.9 million for Fiscal Year 1996. The net increase in expense was principally due to the associated interest expense incurred as a result of the increased borrowings to complete the Company's acquisition of radio stations during Fiscal Year 1997.

         Net loss before extraordinary item and income taxes for Fiscal Year 1997 was approximately $869,000 versus a loss of approximately $439,000 for Fiscal Year 1996. The Company incurred extraordinary losses of $958,080 and $320,000 in Fiscal Year 1997 and Fiscal Year 1996, respectively, in connection with the early extinguishment of debt. Net loss for Fiscal Year 1997 and Fiscal Year 1996 was approximately $1.8 million and approximately $759,000, respectively. Net loss applicable to common stock was approximately
$7.3 million for Fiscal Year 1997 as compared to approximately $5.2 million for Fiscal Year 1996. The increase in the net loss applicable to common stock was principally due to increased depreciation, amortization and interest expense related to acquisitions consummated and the increased provision for dividends in Fiscal Year 1997 on the Depositary Shares.

FISCAL YEAR 1996 COMPARED TO PARTIAL YEAR 1995

         Net revenues increased approximately $17.9 million to approximately $19.0 million for Fiscal Year 1996 from approximately $1.1 million for Partial Year 1995, as a result of acquisitions, LMAs and JSAs entered into during Fiscal Year 1996 and the growth at continuously owned and operated stations. On a same station basis for the radio stations owned and operated as of December 31, 1996, excluding the Wichita JSA, net revenues were approximately $21.4 million for Fiscal Year 1996 which is comparable on a same station basis for the year ended December 31, 1995. The Company was impacted by anticipated temporary declines in revenue related to format changes on three radio stations and disruptions in sales efforts as a result of the pending sales of radio stations to the Company prior to the Company's ownership and the restructuring of sales management and turnover of sales staff during the periods after the acquisitions of stations.

         Station operating expenses increased by approximately $12.7 million in Fiscal Year 1996 to approximately $13.7 million from approximately $1.0 million for Partial Year 1995 primarily due to the inclusion of expenses related to the acquisitions and operating agreements entered into during Fiscal Year 1996. On a same station basis for the radio stations owned and operated by the Company as of December 31, 1996, excluding the Wichita JSA, operating expenses for Fiscal Year

1996 decreased to approximately $16.1 million from $17.0 million which represented a 5% decrease in operating expenses from the year ended December 31, 1995. The benefits of the Company's cost reduction programs and efficiencies of combined operations in the markets served were partially offset by increased promotional expense principally related to station format changes in three of its markets.

         Broadcast Cash Flow for Fiscal Year 1996 was approximately $5.3 million with Broadcast Cash Flow Margin of 28% versus Broadcast Cash Flow of approximately $93,000 and Broadcast Cash Flow Margin of 8% for Partial Year 1995. On a same station basis for the radio stations owned and operated by the Company as of December 31, 1996, excluding the Wichita JSA, Broadcast Cash Flow for Fiscal Year 1996 increased approximately 19% as compared to the year ended December 31, 1995, principally due to increased revenue in all markets and the cost reduction program implemented by the Company.

         Depreciation and amortization expense for Fiscal Year 1996 was approximately $1.4 million versus approximately $145,000 for Partial Year 1995. The increase was attributable to the additional depreciation of fixed assets and amortization of intangible assets resulting from acquisitions consummated during Fiscal Year 1996.

         Corporate expenses consisted primarily of officer's salary, financial consulting and professional fees and expenses. Corporate expenses for Fiscal Year 1996 were approximately $1.7 million as compared to approximately $234,000 for Partial Year 1995. The increase is principally due to increased expenses related to acquisitions consummated in Fiscal Year 1996. Included in corporate expense are fees paid to SFX for services rendered by TSC under the Amended and Restated SCMC Agreement (as defined herein) of approximately $359,000 and $20,000 for Fiscal Year 1996 and Partial Year 1995, respectively.

         The Company recorded deferred compensation expense of approximately $366,000 for Fiscal Year 1996 and approximately $227,000 for Partial Year 1995. This recurring expense is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods, but is not currently affecting cash flow.

         Operating income for Fiscal Year 1996 was approximately $1.5 million as compared to a loss of approximately $513,000 for Partial Year 1995. The increase in operating income results principally from the inclusion of results of operations for stations acquired during Fiscal Year 1996.

         Net interest expense for Fiscal Year 1996 was approximately $1.9 million as compared to net interest income of approximately $60,000 for Partial Year 1995. The net increase in expense was principally due to the associated interest expense incurred in connection with the borrowings to complete the Company's acquisition of radio stations during Fiscal Year 1996.

         Net loss before extraordinary item for Fiscal Year 1996 was approximately $439,000 versus a loss of approximately $453,000 for Partial Year 1995. The Company incurred extraordinary losses of $320,000 in Fiscal Year 1996 in connection with the early extinguishment of debt. Net loss for Fiscal Year 1996 and Partial Year 1995 was approximately $759,000 and $453,000, respectively. Net loss applicable to common stock for Fiscal Year 1996 was approximately $5.2 million as compared to approximately $453,000 million for Partial Year 1995. The increase in the net loss applicable to common stock was principally due to increased depreciation, amortization and interest expense related to acquisitions consummated and the provision for dividends in Fiscal Year 1996 on the Depositary Shares.

LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's Inception, the Company's principal sources of funds have been the proceeds from the Initial Public Offering of approximately $12.9 million, the borrowing of $9.0 million from AT&T-CFC to complete the acquisition of two stations in Lincoln, Nebraska in January 1996 (the "Initial Credit Agreement"), net proceeds of approximately $56.4 million from the Preferred Stock Offering (as defined herein), the borrowing of $40.0 million under the Credit Agreement, and the borrowing of $78.5 million under the Amended Credit Agreement. The cost of the acquisitions completed through December 31, 1997, including the stations subject to the Little Rock Disposition, of approximately $130.9 million were financed with the proceeds from the Initial Public Offering, the Initial Credit Agreement, the Preferred Stock Offering (as defined herein), the Credit Agreement and the Amended Credit Agreement. In addition, the Company received $20 million from the consummation of the Little Rock Disposition which was used to pay down debt from the Amended Credit Agreement.

         Cash flow provided by operating activities for Fiscal Year 1997 was approximately $3.5 million as compared to cash flow provided by operating activities for Fiscal Year 1996 of approximately $1.3 million, which increase resulted primarily from the increased income from operations. Cash used in investing activities was approximately $45.5 million for Fiscal Year 1997 and approximately $65.3 million for Fiscal Year 1996. Cash used in investing activities primarily related to the acquisitions of radio stations completed during these periods. Cash flow from financing activities during these periods amounted to approximately $40.7 million during Fiscal Year 1997 and approximately $62.0 million during Fiscal Year 1996, and principally related to borrowings under the Amended Credit Agreement, the Credit Agreement and net proceeds from the Preferred Stock Offering (as defined herein).

         During 1997, the Company completed a refinancing of its credit facility with AT&T-CFC by entering into the Amended Credit Agreement with AT&T-CFC and Union Bank in an aggregate amount of $80.0 million. Giving effect to the Little Rock Disposition, as of December 31, 1997 the Company had borrowed $58.5 million under the Amended Credit Agreement, had $1.5 million available to finance operations and $20.0 million available to finance additional acquisitions. The Company's ability to borrow funds under the Amended Credit Agreement is conditioned on meeting certain financial ratios as well as those imposed by provisions of the Depositary Shares. Therefore, the maximum amounts which might become available under the facility, and the maximum amounts actually available to the Company at any particular time may be less. The Amended Credit Agreement provides that, during the pendency of an event of default, the Company's ability to pay cash dividends with respect to the Depositary Shares will be restricted. The Amended Credit Agreement consists of four senior secured credit facilities.

         The first facility is a revolver in the maximum amount of $35.0 million (the "Initial Revolver"). The Initial Revolver bears interest at a rate based, at the Company's option, on LIBOR or an alternative base rate which is substantially equivalent to the Lenders' prime rate. The interest rate may vary from LIBOR + 0.50% (or the alternative base rate + 1.50%) to LIBOR + 2.75% (or the alternative base rate + 1.50%), based upon the Company's consolidated leverage ratio. The amount available under the Initial Revolver decreases on a quarterly basis, in amounts ranging from $350,000 per quarter beginning July 1, 1998 to approximately $1.8 million per quarter beginning in 2003. Currently, with the Company's borrowings under the Initial Revolver at $33.5 million, the first principal payment will be due on July 1, 1999. The final maturity of the Initial Revolver is April 1, 2004.

         The second facility is a term loan in the maximum amount of $25.0 million (the "Term Loan"). The Term Loan will bear interest at LIBOR + 3.50% (or the alternative base rate + 2.50%). The principal of the Term Loan must be reduced by $31,250 per quarter beginning July 1, 1998, until the final maturity on July 1, 2004.

         The third facility was a term loan in the amount of $20.0 million (the "Little Rock Facility") which was repaid from the proceeds of the Little Rock Disposition.

         The fourth facility (the "Acquisition Revolver") will be made available to the Company to fund future acquisitions in an aggregate amount of up to $20 million. The amount available may be reduced pursuant to total debt limitations specified in the Amended Credit Agreement. The Acquisition Revolver will bear interest at LIBOR + 3.50% (or the alternative base rate + 2.50%). The principal of the Acquisition Revolver must be reduced by $125,000 per year (paid on a quarterly basis) until the final maturity on July 1, 2004.

         The Amended Credit Agreement contains financial leverage and coverage ratios, and restriction on capital expenditures and other payments. As of December 31, 1997, the Company did not meet certain financial covenants. The Company's lenders have granted it waivers as of December 31, 1997 with respect to these covenants. Management believes that it is probable that it will not comply with one of these covenants in its quarterly tests during 1998 and the lenders have indicated that they are only willing to grant waivers on a quarter by quarter basis. Accordingly, the entire debt outstanding under the Amended Credit Agreement has been reclassified as a current liability on its balance sheet for the year ended December 31, 1997. Based on discussions with its lenders, management is confident that, if required, it will be able to obtain the appropriate waivers in the future. However, in the event that such waivers are not granted, management, after consultation with its regular financing sources, believes that the Company would be able to refinance the Amended Credit Agreement on acceptable terms.

         The Company has incurred additional indebtedness pursuant to the Pinnacle Acquisition consisting of a note in the amount of $525,000 to Havelock Bank of Lincoln, Nebraska, which the Company assumed from the prior owners and which was repaid in November 1997, and notes to the prior owners which require a payment of $1.0 million on each of May 15, 1998 and 1999. The purchase price of the Pinnacle Acquisition may be increased by $1.7 million if the University of Nebraska renews its contract with the Company in 2001 for a minimum of an additional three year term and the payment of such would be required at the time the renewal is obtained. While renewal of the contract with the University of Nebraska cannot be assured, based on discussions the Company has had with the University of Nebraska, the Company presently knows of no reason why the contract would not be renewed. Additionally, under the Company's broadcast rights agreement with the University of Nebraska, annual rights fee payments of approximately $1.7 million during the year ended December 31, 1999 and approximately $1.8 million during the year ended December 31, 2000 are due on October 1 of each year, or, at the option of the Company each year, may be paid in seven equal principal installments plus interest at the prime rate.

         During the year ended December 31, 1998, it is anticipated that the Company will be able to meet its capital needs, including interest expense, dividends, corporate expense, capital expenditures and other commitments, from cash on hand, cash provided from operations which assumes continued substantial improvement in the operating results of the Company's radio stations, and additional borrowings which may be available under the Amended Credit Agreement. There can be no assurance, however, that the stations will achieve the cash flow levels required to meet its capital needs. The Company's ability to make these improvements will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

         The Company will be required to incur additional indebtedness or raise additional equity financing to fund its operations in the event that its operations do not improve and in connection with possible future acquisitions of radio properties and is likely to need to incur or raise such additional financing when the balloon payments are due in 2004 under the Amended Credit Agreement. There can be no assurance that the Company will be able to incur such additional indebtedness or raise additional equity on terms acceptable to the Company, if at all. Without such sources of funding, it is unlikely that the Company will be able to continue to implement its acquisition strategy.

         The Company is aware that its current group of radio stations combined with the trend towards consolidation in the industry may present an attractive opportunity to maximize stockholder value through a sale of the Company's assets or by the combination of the Company's business with that of a larger broadcasting company. The Company will continue to consider all available opportunities and has engaged Goldman, Sachs & Co. to actively explore alternatives to maximize stockholder value.

POTENTIAL "YEAR 2000" PROBLEMS

         It is possible that the Company's currently installed computer systems, software products or other business systems will not always accept input of, store, manipulate or output dates in the year 2000 or thereafter without error or interruption (the "Year 2000 Issue"). The Company is conducting a review of its computer systems to attempt to identify ways in which its systems could be affected by problems in correctly processing date information. At this time, the Company does not expect the Year 2000 Issue to have a material adverse effect on its operations. However, there can be no assurance that the Company will identify all date-handling problems in its computer systems in advance of their occurrence or that the Company will be able to successfully remedy problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, though unlikely, could have a material adverse effect on the Company's business, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"), which is effective for years beginning after December 15, 1997. FAS 130 establishes new rules for the reporting and display of comprehensive income and its components. FAS 130 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements in 1998. Management has not completed its review of FAS 130, but does not anticipate that its adoption will have a material effect on the consolidated financial statements.

         In June 1997, FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not completed its review of FAS 131, but does not anticipate that its adoption will have a material effect on the consolidated financial statements.

         In February 1998, FASB issued Statement of Financial Accounting Standards No. 132, "Employer's Disclosures about Pensions and Other Post-Retirement Benefits" ("FAS 132"), which is effective for years beginning after December 15, 1997. FAS 132 standardizes the disclosure requirements for pension and other post-retirement benefits to the extent practicable, requires additional information on charges in the benefit obligations and fair value of plan assets that will facilitate financial analysis, and eliminates certain disclosure. FAS 132 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements in 1998. Management has not completed its review of FAS 132 but does not anticipate that its adoption will have a material effect on the consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See "Item 14. Exhibits, Financial Statement Schedules, Lists and Reports on Form 8-K."


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Company's independent accountants or disagreements with the Company's independent accountants on accounting matters or financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:


            NAME                   AGE                POSITION
---------------------------- ----------------- ---------------------------

John D. Miller                      53         Chairman of the Board

Norman Feuer                        60         Chief Executive Officer,
                                               President and Director

William G. Thompson                 37         Chief Financial Officer

Kraig G. Fox                        29         Secretary

Dennis R. Ciapura                   52         Director

Frank E. Barnes III                 48         Director

Jeffrey W. Leiderman                51         Director

---------------------------- ----------------- ---------------------------


         The Amended and Restated Certificate of Incorporation of the Company authorizes the Board to fix the number of directors from time to time, but at no less than two directors. The Board has fixed the number of directors at five. The holders of the Depositary Shares and the Class A Common Stock voting together as a single class, with each Depositary Share entitled to 4/5 of a vote and each share of Class A Common Stock entitled to one vote, are entitled to elect two of the Company's directors (the "Independent Directors"). The remaining directors are elected by the holders of the Depositary Shares, the Class A Common Stock and the Class B Common Stock, with the holders of the Depositary Shares having 4/5 of a vote per share, the holders of the Class A Common Stock having one vote per share and the holders of the Class B Common Stock having ten votes per share. Directors hold office until the next annual meeting of stockholders following their election or until their successors are elected and qualified. Officers are elected annually by the Board and serve at the discretion of the Board. In the event that dividends on the Depositary Shares are in arrears and unpaid for six consecutive quarterly dividend periods, the holders of the Depositary Shares (voting separately as a class) will be entitled to vote for the election of two additional directors of the Company, subject to certain limitations.

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

         John D. Miller has served as Chairman of the Board of the Company since June 1995. Mr. Miller has been the President of Rothschild Ventures, Inc., a private investment group, since July 1995. In addition, Mr. Miller was the President of Starplough, Inc. from February 1994 to June 1995. Mr. Miller formed Starplough, Inc. as a private investment company focusing on investing in medium-sized companies. He was the Managing Director of Clipper Group, a private equity investment group, from March 1993 to March 1994. From 1969 to 1993, Mr. Miller served in various capacities with The Equitable Companies Incorporated (the "Equitable"), a full service insurance and investment company. Immediately prior to his retirement from The Equitable in 1993,

Mr. Miller served as the President and Chief Executive Officer of Equitable Capital Management Corp., an investment and advisory subsidiary of The Equitable.

         Norman Feuer has served as President, Chief Executive Officer and a Director of the Company since June 1995. In addition, Mr. Feuer served as acting Chief Financial Officer and Treasurer from June 1996 until November 1996. From September 1992 to September 1995, Mr. Feuer served as the Chief Operating Officer responsible for the day-to-day operations of all of the radio stations owned by Pourtales which sold radio stations to the Company. From 1990 to 1992, Mr. Feuer served as a consultant to numerous radio broadcasting companies. From 1985 to 1990, Mr. Feuer served as the Executive Vice President and Chief Operating Officer of Noble Broadcasting Group, then one of the largest independently owned radio companies in the United States. From 1983 to 1985, Mr. Feuer served as the President of the Radio Division of Viacom, Inc. From 1970 to 1983, Mr. Feuer served as vice president and general manager of several radio station properties. From 1967 to 1970, Mr. Feuer served in various capacities for CBS Radio.

         William G. Thompson has served as Chief Financial Officer of the Company since September 1997 after serving as Corporate Controller for the Company since October 1995. Mr. Thompson served as the Corporate Controller for Pourtales from October 1995 until November 1996, and served in other accounting management positions with Pourtales since 1992. From 1986 to 1992, Mr. Thompson held various accounting management positions including Chief Financial Officer of Unicom Broadcasting, Inc. from 1991 to 1992.

         Kraig G. Fox has served as the Secretary of the Company since June 1996. Since December 1993, Mr. Fox has been Manager--Business and Legal Affairs for TSC. Since July 1995, Mr. Fox has been Secretary of The Marquee Group, Inc. ("Marquee"), a publicly-traded company engaged in various aspects of sports-related media, and had served as Secretary to Multi-Market Radio, Inc., a publicly-traded company engaged in the ownership and operation of radio stations ("MMR"), from April 1995 until November 1996, when Multi-Market Radio, Inc. was acquired by SFX. Mr. Fox earned a J.D. degree from Hofstra University in 1993.

         Dennis R. Ciapura has served as a Director of the Company since October 1995. He is the President of Performance Broadcasting, which has provided consulting services since October 1995 to SFX in the area of capital planning and control, acquisition due diligence and technology management. From January 1995 to October 1995, Mr. Ciapura was Senior Vice President of SFX. From August 1986 to December 1995, he was an Executive Vice President for Noble Broadcasting Group.

         Frank E. Barnes III has served as a Director of the Company since October 1995. He has been the Executive Director of Carolina Barnes Corporation, an investment and merchant banking firm, since August 1989. Carolina Barnes Corporation, through its affiliate, Carolina Barnes Capital, Inc., which is owned by Mr. Barnes, has provided corporate financial services for companies in media, entertainment, communications, maritime transportation and real estate since 1989. His previous experience includes senior corporate finance positions at major Wall Street firms and he currently serves on the boards of B&H Bulk Carriers Ltd. and Carolina Barnes Capital, Inc.

         Jeffrey W. Leiderman has served as a Director of the Company since October 1995. Since 1970, he has been the President of Leiderman Associates, which provides insurance and financial consulting services. From 1982 to 1987, he served as the Chairman of the Board of two public companies, American Medical Technology, Inc. and American Pipeline & Exploration Co. He was a board member of Minami International Corp., a Japanese trading and manufacturing company, from 1987 to 1991.

PRINCIPAL EXECUTIVE OFFICERS OF THE SILLERMAN COMPANIES

         Information is set forth below with respect to Messrs. Robert F. X. Sillerman and Howard J. Tytel, who make significant contributions to the business of the Company through their positions with TSC, which provides consulting and advisory services to the Company, and with Sillerman Communications Management Corporation ("SCMC"). TSC provides services to the Company on behalf of SCMC which has retained final responsibility for the performance of its agreement with the Company. Messrs. Sillerman and Tytel, under the direction of the Chief Executive Officer and the Board, have assisted, and will continue to assist, the Company in planning and negotiating acquisitions of radio stations as well as obtaining financing and maintaining the Company's ongoing relationships with financial institutions. See "Item 13. Certain Relationships and Related Transactions--Services Provided by TSC Pursuant to Amended and Restated Financial Consulting Agreement with SCMC" and "--Additional Arrangements with SCMC, SFX and Radio Investors."

         Robert F. X. Sillerman, 49, has been the Executive Chairman of the Board of SFX since July 1995; and from 1992 through June 1995, he served as the Chairman of the Board and Chief Executive Officer of SFX. Mr. Sillerman has been the Chairman of the Board and Chief Executive Officer of SCMC, a private investment company which makes investments in and provides financial consulting services to companies engaged in the media business, and of TSC, a private company that makes investments in and provides financial advisory services to media-related companies, since their formation more than five years ago. In addition, Mr. Sillerman has been the Chief Executive Officer of Radio Investors, Inc. ("Radio Investors") since February 1995 and, through privately held entities, controls the general partner of Sillerman Communication Partners, L.P. Mr. Sillerman is also the Chairman of the Board and a founding stockholder of Marquee, a publicly-traded company organized in 1995 that is engaged in various aspects of sports-related media. For the last twenty years, Mr. Sillerman has been a senior executive of and principal investor in numerous entities operating in the broadcasting business. In 1993, Mr. Sillerman became the Chancellor of the Southampton campus of Long Island University.

         Howard J. Tytel, 51, has been a Director and the Executive Vice President and Secretary of SFX since 1992 and Executive Vice President and General Counsel of SCMC and TSC since their formation more than five years ago. In addition, Mr. Tytel has been Executive Vice President and General Counsel of Radio Investors since February 1995 and is a Director and a founder of Marquee. Mr. Tytel was a Director of Country Music Television from 1988 to 1991. From March 1995 until March 1997, Mr. Tytel was a Director of Interactive Flight Technologies, Inc., a publicly-traded company providing computer-based in-flight entertainment. For the last twenty years, Mr. Tytel has been associated with Mr. Sillerman in various capacities with entities operating in the broadcasting business. Since 1993, Mr. Tytel has been Of Counsel to the law firm of Baker & McKenzie, which currently represents the Company, SFX, and other entities with which Messrs. Sillerman and Tytel are affiliated on various matters.

         There are no family relationships among the Company's executive officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP OF REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities (collectively, the "Covered Stockholders"), to file with the SEC initial reports of ownership and reports of changes of ownership of certain equity securities of the Company. The Covered Stockholders are required by the SEC's regulations to furnish the Company with copies of all
Section 16(a) forms they file. Section 16(b) of the Exchange Act requires the Covered Stockholders to return to the Company any profit resulting from the purchase and sale or the sale and purchase of the Company's securities consummated within a period of less than six months.

         Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during Fiscal Year 1997, the Covered Stockholders complied with all of the filing requirements applicable to them as indicated in the above paragraph.


ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth all reportable compensation awarded to, earned by or paid to the Chief Executive Officer for services rendered in all capacities to the Company and its subsidiaries. No other individual officer received annual compensation in excess of $100,000 for Fiscal Year 1997.

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG TERM COMPENSATION
                      ------------------------------------------------------- --------------------------------------

                                       ANNUAL COMPENSATION                                   AWARDS
                      ------------------------------------------------------- --------------------------------------

        NAME AND        YEAR    SALARY ($)   BONUS ($)                        RESTRICTED STOCK       SECURITIES
       PRINCIPAL                                            OTHER ANNUAL        AWARD(S) ($)         UNDERLYING
        POSITION                                         COMPENSATION ($)(3)                      OPTIONS/SARS (#)
--------------------  -------   ----------  ----------   -------------------  -----------------   ----------------

    Norman Feuer,       1997     154,675    50,000 (1)           --                  --                 --
       Chief
       Executive
       Officer

                        1996     150,900    70,000 (2)           --                  --              15,000 (5)


                        1995      43,750        --               --              60,000 (4)             --
                       Period


--------------

(1) On April 30, 1997, the Board approved a bonus for Mr. Feuer in the amount of $50,000 in recognition of the Company's performance during Fiscal Year 1996 and pursuant to the bonus clauses in Mr. Feuer's employment agreement. The bonus was offset against loans granted to Mr. Feuer on March 31, 1997. See "--Employment Agreement."

(2) On April 30, 1996, the Board approved a bonus for Mr. Feuer in the amount of $70,000 in recognition of the Company's performance during Fiscal Year 1996 and pursuant to the bonus clauses in Mr. Feuer's employment agreement. A portion of this bonus was used to offset loans granted to Mr. Feuer on March 31, 1997. See "--Employment Agreement."

(3) The aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the salary and bonus for the Chief Executive Officer during Fiscal Year 1997, Fiscal Year 1996, and Partial Year 1995.

(4) On February 8, 1996, Mr. Feuer received an award of 60,000 shares of Series B Convertible Preferred Stock (the "Compensation Stock"), which converts into an equal number of shares of Class A Common Stock upon the occurrence of certain events. The Compensation Stock is non-voting and vests in equal installments over five years beginning on February 8, 1997. One half of the Compensation Stock automatically converts into shares of Class A Common Stock if the market price per share of Class A Common Stock equals or exceeds $14.00 for 20 consecutive trading days, and the balance of the Compensation Stock automatically converts into Class A Common Stock if the market price equals or exceeds $15.00 for 20 consecutive trading days. Assuming the Compensation Stock converted into 60,000 shares of Class A Common Stock, based on the closing sales price on February 27, 1998, this award would have had a value of approximately $634,000.

(5) These options were granted on October 30, 1995 and vested in two equal annual installments on October 30, 1996 and October 30, 1997. In addition to the options, on October 30, 1995, Mr. Feuer received the right to a cash bonus in the amount of $90,000, representing the difference between $5.50 (the price of the Class A Common Stock at the Initial Public Offering) and $11.50 (the closing price of the Class A Common Stock on October 30, 1995) multiplied by 15,000. The bonus vested in two equal installments on October 30, 1996 and October 30, 1997 and will be paid upon exercise of Mr. Feuer's options. Mr. Feuer has not exercised any options.

         The following table provides information with respect to stock options held by the Chief Executive Officer as of December 31, 1997. The Chief Executive Officer was not granted any options during Fiscal Year 1997 nor did the Chief Executive Officer exercise any options during Fiscal Year 1997.

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                               OPTION/SAR VALUES

                                                                     NUMBER OF
                                                                      SECURITIES             VALUE OF UNEXERCISED
                                                                UNDERLYING UNEXERCISED           IN-THE-MONEY
                                                                   OPTION/SARS AS OF          OPTIONS/SARS AS OF
                                                                 DECEMBER 31, 1997(#)      DECEMBER 31, 1997($)(1)

                      SHARES ACQUIRED                                EXERCISABLE/                EXERCISABLE/
       NAME           ON EXERCISE (#)    VALUE REALIZED ($)          UNEXERCISABLE              UNEXERCISABLE
-------------------   ---------------    ------------------    ------------------------    ------------------------
Norman Feuer                 __                  __                   15,000/0                      0/0

-------------------

(1) The options were not in-the-money since the exercise price of $11.50 per share exceeded the closing sales price of the Class A Common Stock on February 27, 1998. However, on that date the exercise of vested options would have entitled the Chief Executive Officer to a bonus payment of approximately $76,000. See footnote (6) to the Summary Compensation Table above.


EMPLOYMENT AGREEMENT

         Mr. Feuer has entered into an employment agreement with the Company (the "Employment Agreement"), pursuant to which he has agreed to serve as the Company's President and Chief Executive Officer for an initial term of five years, beginning on September 13, 1995. Mr. Feuer receives an annual base salary of $150,000, with annual increases based on increases in the consumer price index and pursuant to the Board's recommendation. Mr. Feuer also receives an annual bonus of $25,000 if there are no defaults during the year under any of the Company's financing agreements with its lenders; and, if there are any defaults thereunder which are waived or cured with no material cost to the Company, then Mr. Feuer will receive one-half of such bonus and shall receive the remaining one-half at the sole discretion of the Board. Mr. Feuer will also receive an annual bonus of $25,000 upon the Company's achievement of performance goals to be mutually agreed upon, and an additional bonus at the discretion of the Board (the "Discretionary Bonus"). If the Discretionary Bonus is less than $50,000 in any year, then the Company will loan to Mr. Feuer an amount equal to $50,000 less the Discretionary Bonus. If Mr. Feuer remains employed by the Company for the full term of his five year employment agreement, then such loan amounts will be forgiven. The Company loaned to Mr. Feuer $25,000 on October 12, 1995, and an additional $25,000 on January 10, 1996. These two loans were offset against the bonus in the amount of $70,000 which was approved by the Board on April 30, 1996 in recognition of the Company's performance in Fiscal Year 1996 and pursuant to the bonus clauses described above. In addition, the Company loaned to Mr. Feuer $25,000 in each of May, July and October 1996, and in January 1997. The loans granted in May and July 1996 were offset against the bonus in the amount of $50,000 which was approved by the Board on April 30, 1997. On that date, the Board also granted to Mr. Feuer an additional loan in the amount of $50,000 (the "Additional Loan"). The loans granted in October 1996 and January 1997 have been restated to provide, and the Additional Loan provides, that such loans do not bear interest and mature at September 13, 2000, or, if extended, at the end of the extension period. The loans further provide that, in the event of a change of control or upon termination of Mr. Feuer's employment agreement prior to September 13, 2000, unless extended, these loans will be forgiven. Additionally, the Company loaned to Mr. Feuer $25,000 in each of April, July and October 1997 as advance payments on his future bonus. See "Item 13. Certain Relationships and Related Transactions--Loans to Chief Executive Officer and Director."

         The Employment Agreement provides that in the event that Mr. Feuer's employment is terminated without "Cause" or in the event of a "Constructive Termination Without Cause," Mr. Feuer will be entitled to a payment equal to 12 months of his base salary and bonuses (excluding the Discretionary Bonus) for the year, prorated through the date of termination. In the event that Mr. Feuer becomes disabled, the Company is obligated to pay his full base salary and bonuses (excluding the Discretionary Bonus) for the first six months of such disability and 75% of his base salary for the remainder of the term of the Employment Agreement. The Employment Agreement defines "Cause" as conviction of a felony involving moral turpitude which would render Mr. Feuer unable to perform his duties under the Employment Agreement or conduct that constitutes willful gross neglect or willful gross misconduct. "Constructive Termination Without Cause" is defined in the Employment Agreement as a reduction of Mr. Feuer's base salary or the failure of the Company to pay Mr. Feuer's bonuses, the failure to reelect Mr. Feuer to, or the removal of Mr. Feuer from, his position as an officer and director of the Company, a diminution of his duties and responsibilities, or the failure of the Company to obtain a written assumption of its obligations under the Employment Agreement by any successor to all or substantially all of the Company's assets within 15 days after a merger or similar transaction.

         In the event that Mr. Feuer voluntarily terminates his employment for reasons other than death or disability or a "Constructive Termination Without Cause," Mr. Feuer will be required to surrender to the Company certain of his shares of Class B Common Stock. If the voluntary termination occurs prior to two and one-half years from the date of employment, then Mr. Feuer must surrender all of his shares of Class B Common Stock. If the termination occurs after two and one-half years but prior to three and one-half years, after three and one-half years but prior to four and one-half years, or after four and one-half years but prior to five years, then he must surrender 50%, 25% and 20%, respectively, of his shares of Class B Common Stock.


DIRECTORS' COMPENSATION

         Each of Messrs. Miller, Barnes and Leiderman receive $1,000 for each meeting of the Board that he attends. In addition, each of Messrs. Barnes and Leiderman receive $750 for any committee meeting that he attends which is not held in conjunction with a meeting of the Board. Each of Messrs. Miller, Leiderman and Barnes also received a one-time cash payment of $20,000, which was paid in February 1998, in connection with their membership in a special committee of the Board created to oversee the efforts of Goldman, Sachs & Co. to explore alternatives to maximize stockholder value. No other compensation is paid to directors for attending meetings of the Board meetings or its committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table gives information concerning the beneficial ownership of the Company's voting capital stock as of February 27, 1998 by: (i) each person known to the Company to own beneficially more than 5% of any class of Common Stock or Depositary Shares of the Company, (ii) the Chief Executive Officer and each of the directors and (iii) all directors and executive officers of the Company as a group.



                        Class A               Class B                 Class D               Depositary
                     Common Stock         Common Stock (2)       Common Stock (2)           Shares (3)
Name and         ---------------------  --------------------  -----------------------  ----------------------
Address of                                                                                                     Percentage
Beneficial       Number of   Percent    Number of   Percent    Number of    Percent    Number     Percent       of Total
Owner (1)          Shares    of Class     Shares    of Class     Shares     of Class   of Shares   of Class   Voting Power
---------------- ----------- ---------- ----------- --------- ------------- ---------- ---------- ----------- --------------
John D. Miller      25,000(4)    *         --         --          --           --         --         --             *

Norman Feuer        15,000(5)    *      244,890(6)    100%        --           --         --         --           23.9%

William G.           2,500(7)    *         --         --          --           --         --         --             *
Thompson

Dennis R.            5,000(8)    *         --         --          --           --         --         --             *
Ciapura

Jeffrey W.           1,000       *         --         --          --           --         --         --             *
Leiderman

Robert F.X.         60,200(9)   1.8%       --         --         1,136,852    78.7%       --         --          --(10)
Sillerman

C. Terry            10,000(11)   *         --         --           122,445    8.5%        --         --          --(12)
Robinson

Howard J. Tytel      9,800(13)   *         --         --           185,069    12.8%       --         --          --(14)

Wellington         690,806     21.8%       --         --          --           --       829,000     14.2%         13.2%
Management
Company, LLP
(15)

Putnam             379,156     12.0%       --         --          --           --         --         --            3.7%
Investments,
Inc. (16)

General Motors     362,855     11.4%       --         --          --           --         --         --            3.5%
Employees
Domestic Group
Pension Trust
(17)

Wellington         335,820     10.6%       --         --          --           --       403,000      6.9%          6.4%
Trust Company,
NA (18)

Morgan             325,703     10.3%       --         --          --           --         --         --            3.2%
Stanley, Dean
Witter,
Discover & Co.
 (19)

Wynnefield         295,500      9.3%        --         --          --           --         --         --           2.9%
Partners Small
Cap Value,
L.P. (20)

Lawrence M.        205,000      6.5%        --         --          --           --         --         --           2.0%
Blau and Mark
Metzger (21)

State              199,992      6.3%        --         --          --           --      240,000      4.1%          3.8%
Retirement and
Pension System
of Maryland(22)

Third Point        182,400      5.7%        --         --          --           --         --         --           1.8%
Management
Company L.L.C.
&Daniel S. Loeb
(23)

All Directors       48,500(24)  1.5%      244,890      100%        --           --         --         --          24.3%(25)
and Executive
Officers as a
Group
(6 persons)

-------------------
*       Less than 1%

(1) Except as otherwise noted, the address of each of the persons named is c/o Triathlon Broadcasting Company, Symphony Towers, 750 B Street, Suite 1920, San Diego, California 92101. The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the disposition of, a security. For purposes of this table, a person is deemed as of March 17, 1998 to have "beneficial ownership" of any security that such person has the right to acquire within 60 days of March 17, 1998. Unless noted otherwise, stockholders possess sole voting and dispositive power with respect to shares listed on this table. This table does not include the Class C Common Stock of the Company, which is non-voting and convertible into Class A Common Stock upon transfer. There were 31,000 shares of Class C Common Stock outstanding on February 27, 1998. This table also does not include 565,000 shares of Series B Convertible Preferred Stock issued on February 8, 1996 which vests in equal parts over a five year period beginning on February 8, 1997. The Series B Convertible Preferred Stock is non-voting and convertible into 565,000 shares of Class A Common Stock in the event that the market price of the Class A Common Stock exceeds certain levels.

(2) Each share of Class B Common Stock has ten votes and each share of Class B Common Stock and Class D Common Stock (non-voting) automatically converts into one share of Class A Common Stock upon the sale of such stock to a non-affiliate of the Company. In addition, each share of Class D Common Stock is convertible into one share of Class B Common Stock or Class A Common Stock at the option of the holder (subject to FCC approval) provided that the Company is in default for borrowed money from an institutional lender and such default has not been cured or waived by such lender. Except as disclosed herein, the Company is not aware of the existence of any arrangements that would result in a change of control of the Company.

(3) Each Depositary Share has 4/5 of a vote. Assuming the conversion or redemption of all Depositary Shares into shares of Class A Common Stock (at the rate of .833 shares of Class A Common Stock per Depositary Share) and the conversion of the shares of Class D Common Stock into shares of Class B Common Stock, Messrs. Feuer and Sillerman would beneficially own 68% of the voting power of the Company.

(4) Does not include 3,000 shares of Series B Convertible Preferred Stock, of which 50% become convertible into 1,500 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $14 for 20 consecutive days, and the remaining 50% of which become convertible into 1,500 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $15 for 20 consecutive days.

(5) Consists of options to purchase 15,000 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, which are exercisable within 60 days of March 17, 1998. In addition to the options, on October 30, 1995, Mr. Feuer received the right to a cash bonus in the amount of $90,000, representing the difference between $5.50 (the price of the Class A Common Stock at the Initial Public Offering) and $11.50 (the closing price of the Class A Common Stock on October 30, 1995), multiplied by 15,000. The bonus vested in two equal installments on October 30, 1996 and October 30, 1997 and will be paid upon exercise of Mr. Feuer's options. Mr. Feuer has not exercised any options.

(6) Includes 86,000 shares of Class B Common Stock owned by Mr. Sillerman and 14,000 shares of Class B Common Stock owned by Mr. Tytel. Mr. Feuer may be deemed to beneficially own such 100,000 shares of Class B Common Stock because he retains power to vote such 100,000 shares pursuant to a voting trust agreement. Mr. Feuer had previously pledged such shares to Messrs. Sillerman and Tytel to secure Mr. Feuer's obligation to deliver 40.835% of the consideration received from the sale of all or a portion of the 244,890 shares of Class B Common Stock owned by Mr. Feuer. On March 12, 1998, the 100,000 shares of Class B Common Stock were transferred to Messrs. Sillerman and Tytel subject to a voting trust. At the same time, Mr. Feuer's pledge to Messrs. Sillerman and Tytel was terminated. In the event that Messrs. Sillerman and Tytel exercise their right of first refusal to purchase all 244,890 shares owned by Mr. Feuer (which may require prior FCC approval), Mr. Sillerman will hold approximately 9.9% of the voting power without giving effect to the conversion of the Class D Common Stock. In addition, varying percentages of Mr. Feuer's shares are subject to surrender to the Company in the event that he voluntarily terminates his employment prior to the expiration of the term of his employment agreement. Does not include 60,000 shares of Series B Convertible Preferred Stock, of which 50% become convertible into 30,000 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $14 for 20 consecutive days, and the remaining 50% of which become convertible into 30,000 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $15 for 20 consecutive days. See "Item 11. Executive Compensation--Employment Agreement" and "Item 13. Certain Relationships and Related Transactions--Agreement between Mr. Feuer and Radio Investors."

(7) Consists of options to purchase 2,500 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, which are exercisable within 60 days of March 17, 1998.

(8) Consists of options to purchase 5,000 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, which are exercisable within 60 days of March 17, 1998. In addition to the options, on October 30, 1995, Mr. Ciapura received the right to a cash bonus in the amount of $30,000, representing the difference between $5.50 (the price of the Class A Common Stock at the Initial Public Offering) and $11.50 (the closing price of the Class A Common Stock on October 30, 1995), multiplied by 5,000. The bonus vested in two equal installments on October 30, 1996 and October 30, 1997 and will be paid on the exercise of Mr. Ciapura's options. Mr. Ciapura has not exercised any options. Does not include 2,000 shares of Series B Convertible Preferred Stock, of which 50% become convertible into 1,000 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $14 for 20 consecutive days, and the remaining 50% of which become convertible into 1,000 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $15 for 20 consecutive days.

(9) Consists of options to purchase 60,200 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, which are exercisable within 60 days of March 17, 1998. Does not include 404,200 shares of Series B Convertible Preferred Stock, of which 50% become convertible into 202,100 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $14 for 20 consecutive days, and the remaining 50% of which become convertible into 202,100 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $15 for 20 consecutive days.

(10) If the shares of Class D Common Stock are converted into shares of Class B Common Stock, Mr. Sillerman would beneficially hold 46.0% of the total voting power of the Company. If the shares of Class D Common Stock are converted into shares of Class A Common Stock, Mr. Sillerman would beneficially hold 9.7% of the total voting power of the Company.

(11) Consists of options to purchase 10,000 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, which are exercisable within 60 days of March 17, 1998. Does not include 30,000 shares of Series B Convertible Preferred Stock, of which 50% become convertible into 15,000 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $14 for 20 consecutive days, and the remaining 50% of which become convertible into 15,000 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $15 for 20 consecutive days.

(12) If the shares of Class D Common Stock are converted into shares of Class B Common Stock, Mr. Robinson would beneficially hold 5.0% of the total voting power of the Company. If the shares of Class D Common Stock are converted into shares of Class A Common Stock, Mr. Robinson would beneficially hold 1.0% of the total voting power of the Company.

(13) Consists of options to purchase 9,800 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, which are exercisable within 60 days of March 17, 1998. Does not include 65,800 shares of Series B Convertible Preferred Stock, of which 50% become convertible into 32,900 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $14 for 20 consecutive days, and the remaining 50% of which become convertible into 32,900 shares of Class A Common Stock once the price of Class A Common Stock has been greater than $15 for 20 consecutive days.

(14) If the shares of Class D Common Stock are converted into shares of Class B Common Stock, Mr. Tytel would beneficially hold 7.5% of the total voting power of the Company. If the shares of Class D Common Stock are converted into shares of Class A Common Stock, Mr. Tytel would beneficially hold 1.6% of the total voting power of the Company.

(15) Includes 335,820 shares of Class A Common Stock (through the potential conversion of 403,000 Depositary Shares) beneficially owned by Wellington Trust Company, NA, which number includes 199,962 shares of Class A Common Stock (through the potential conversion of 240,000 Depositary Shares) owned by the State Retirement and Pension System of Maryland. Data based on information contained in a Schedule 13G/A filed with the SEC on February 10, 1998. The address of Wellington Management Company, LLP ("Wellington Management") is 75 State Street, Boston, Massachusetts 02109. Wellington Management, in its capacity as investment advisor, may be deemed to own 690,806 shares of Class A Common Stock through the potential conversion of 829,000 Depositary Shares which are held of record by clients of Wellington Management. Wellington Management has shared power to vote with respect to 274,156 shares of Class A Common Stock and 329,000 Depositary Shares and shared power to dispose of 690,806 shares of Class A Common Stock and 829,000 Depositary Shares.

(16) Data based on information contained in a Schedule 13G filed with the SEC on January 28, 1998. The address of Putnam Investments, Inc. ("Putnam") is One Post Office Square, Boston, Massachusetts 02109. Putnam, a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., may be deemed to beneficially own 379,156 shares of Class A Common Stock. Putnam has shared voting power over 84,337 shares of Class A Common Stock and shared dispositive power over 379,156 shares of Class A Common Stock. Putnam Investment Management, Inc., a wholly-owned subsidiary of Putnam, is the investment adviser to the Putnam family of mutual funds and has shared dispositive power over 257,826 shares of Class A Common Stock. The Putnam Advisory Company, Inc., a wholly-owned subsidiary of Putnam, is the investment advisor to Putnam's institutional clients and has shared voting and dispositive power over 121,330 shares of Class A Common Stock. Shares of Class A Common Stock referenced in this footnote are beneficially owned by clients of Putnam Investment Management, Inc. and Putnam Advisory Company, Inc.

(17) Data based on information contained in a Schedule 13G filed with the SEC on February 13, 1998. The address of General Motors Employees Domestic Group Pension Trust ("GM Trust") is 767 Fifth Avenue, New York, New York 10153. GM Trust, a trust formed under and for the benefit of one or more employee benefit plans of General Motors Corporation and its subsidiaries, may be deemed to beneficially own 362,855 shares of Class A Common Stock. GM Trust has shared voting and dispositive power over 362,855 shares of Class A Common Stock. General Motors Investment Management Corporation is the investment adviser to GM Trust. It may be deemed to beneficially own 362,855 shares of Class A Common Stock, and has shared voting and dispositive power over 362,855 shares of Class A Common Stock.

(18) Includes 199,962 shares of Class A Common Stock (through the potential conversion of 240,000 Depositary Shares) owned by the State Retirement and Pension System of Maryland. Data based on information contained in a Schedule 13G/A filed with the SEC on February 11, 1998. The address of the Wellington Trust Company, NA ("Wellington Trust") is 75 State Street, Boston, Massachusetts 02109. Wellington Trust, in its capacity as investment adviser, may be deemed to beneficially own 335,820 shares of Class A Common Stock and 403,000 Depositary Shares, which are held of record by its clients. Wellington Trust has shared voting power over 135,828 shares of Class A Common Stock and over 163,000 Depositary Shares, and has shared dispositive power over 335,820 shares of Class A Common Stock and 403,000 Depositary Shares.

(19) Data based on information contained in a Schedule 13G filed with the SEC on February 17, 1998 on behalf of Morgan Stanley, Dean Witter, Discover & Co. ("Morgan"), Dean Witter Intercapital, Inc. ("DWI"), Dean Witter Convertible Securities Fund ("DWCS"), and Van Kampen American Capital Asset Management, Inc ("Van Kampen"). The address of Morgan is 1585 Broadway, New York, New York, 10036. Morgan may be deemed to beneficially own 325,703 shares of Class A Common Stock. Morgan has shared voting power over 325,703 shares of Class A Common Stock and shared dispositive power over 325,703 shares of Class A Common Stock. DWI, a wholly owned subsidiary of Morgan and the investment advisor for DWCS, may be deemed to beneficially own 325,703 shares of Class A Common Stock. Morgan has shared voting power over 325,703 shares of Class A Common Stock and shared dispositive power over 325,703 shares of Class A Common Stock. DCWS may be deemed to beneficially own 242,000 shares of Class A Common Stock. Morgan has shared voting power over 242,000 shares of Class A Common Stock and shared dispositive power over 242,000 shares of Class A Common Stock. As of the date the Schedule 13G was filed, Van Kampen had ceased to be the beneficial owner of more than 5% of the Company's Class A Common Stock.

(20) Data based on information contained in Amendment No. 2 to a Schedule 13D/A filed with the SEC on May 2, 1997. The address of Wynnefield Partners Small Cap Value, L.P. ("Wynnefield Partnership") is One Penn Plaza, Suite 4720, New York, New York, 10119. Wynnefield Partnership owns 265,500 shares of Class A Common Stock and Wynnefield Small Cap Value Offshore Fund, Ltd. ("Wynnefield Offshore") owns 30,000 shares of Class A Common Stock. Both Wynnefield Partnership and Wynnefield Offshore have sole voting and dispositive power over their respective shares. Nelson Obus and Joshua Landes are the general partners of Wynnefield Partnership and President and Executive Vice President, respectively, of the investment manager of Wynnefield Offshore.

(21) Data based on information contained in a Schedule 13D filed with the SEC on January 30, 1998. The business address of Messrs. Blau and Metzger is 520 Madison Avenue, New York, New York 10022. Messrs. Blau and Metzger are the managing partners of BEM Partners, L.P. ("BEM"), and the chairman and vice-chairman, respectively, of BEM International Management Ltd. ("BEM International"). Messrs. Blau and Metzger may be deemed to beneficially own 205,000 shares of Class A Common Stock because they are primarily responsible for managing the assets of BEM and BEM International, which hold 154,000 and 51,000 shares of Class A Common Stock, respectively. Messrs. Blau and Metzger have shared voting and dispositive power over 205,000 shares of Class A Common Stock.

(22) Data based on information contained in a Schedule 13G filed with the SEC on February 17, 1998. The address of the State Retirement and Pension System of Maryland ("SRPS") is 301 West Preston Street, Baltimore, Maryland 21201-2363. SRPS may be deemed to beneficially own 199,992 shares of Class A Common Stock through the potential conversion of 240,000 Depositary Shares. SRPS has shared voting and dispositive power over 199,992 shares of Class A Common Stock through the potential conversion of 240,000 Depositary Shares.

(23) Data based on information contained in a Schedule 13D filed with the SEC on February 5, 1998. The address of Third Point Management Company L.L.C. ("Third Point") is 277 Park Avenue, 26th Floor, New York, New York 10172. Third Point, in its capacity as discretionary investment manager, and Daniel S. Loeb, as sole managing member of Third Point, may be deemed to beneficially own 182,400 shares of Class A Common Stock, which are held of record by its clients. Third Point and Mr. Loeb have shared voting and dispositive power over 182,400 shares of Class A Common Stock.

(24) Includes options to purchase 22,500 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan which are exercisable within 60 days of March 17, 1998.

(25) In the event that all of the shares of Class D Common Stock are converted into Class B Common Stock, all Directors and Executive Officers as a group would hold of record approximately 10.1% of the total voting power of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO CHIEF EXECUTIVE OFFICER AND DIRECTOR

         In September 1997, the Company loaned $150,000 to Mr. Feuer, a director of the Company and its President and Chief Executive Officer. This loan accrues interest at a rate of 7.25%, for which Mr. Feuer pledged 35,294 shares of Class B Common Stock. All interest and principal are due in September, 2002.

         In addition, the Company loaned to Mr. Feuer $25,000 in each of May, July and October 1996 and January 1997. The loans granted in May and July 1996 were offset against a bonus in the amount of $50,000 which was approved by the Board on April 30, 1997. On that date, the Board also granted to Mr. Feuer the Additional Loan (in the amount of $50,000). The loans granted in October 1996 and January 1997 have been restated to provide, and the Additional Loan provides, that such loans do not bear interest and mature at September 13, 2000, or, if extended, at the end of the extension period. The loans further provide that, in the event of a change of control or upon termination of Mr. Feuer's employment agreement prior to September 13, 2000, unless extended, these loans will be forgiven. Additionally, the Company loaned to Mr. Feuer $25,000 in each of April, July and October 1997 as advance payments on his future bonus.

THE LITTLE ROCK ACQUISITION

         On April 25, 1997, the Company acquired radio station KOLL-FM from SFX, a company controlled by Robert F.X. Sillerman, for an aggregate purchase price of $4.1 million based upon an independent valuation regarding the acquisition. Prior to the acquisition, the Company provided programming and sold advertising on this station pursuant to an LMA with SFX. SCMC provided advisory services to MMR, the owner of KOLL-FM until it was acquired by SFX in November 1996, as well as to the Company with respect to the acquisition of KOLL-FM. The Little Rock Disposition included the sale of radio station KOLL-FM.

SERVICES PROVIDED BY TSC PURSUANT TO AMENDED AND RESTATED FINANCIAL CONSULTING AGREEMENT WITH SCMC

         On April 3, 1997, the Company and SCMC (which has provided services to the Company since the Company's Inception as described below) agreed that, while SCMC would remain liable to the Company for the performance of the services contained in the Amended and Restated SCMC Agreement (as defined herein), TSC will perform the services on behalf of SCMC. Both SCMC and TSC are controlled by Mr. Sillerman, and Messrs. Sillerman and Tytel are officers and directors of SCMC and TSC. See "Item 8. Financial Statements--Note 10--
Related Party Transactions."

         The Company entered into the Financial Consulting Agreement (the "SCMC Agreement") with SCMC effective as of June 30, 1995, pursuant to which the Company provided certain financial and advisory services. Pursuant to the SCMC Agreement, the Company paid to SCMC an aggregate of approximately $944,000 in advisory fees for the period from the Company's Inception through December 31, 1997. Additionally, the Company paid to SCMC fees in connection with radio station acquisitions completed, the Preferred Stock Offering, arrangement of borrowing facilities and the Little Rock Disposition which totaled approximately $163,000, $2.5 million and $1.9 million for the period from the Company's Inception to December 31, 1995, Fiscal Year 1996 and Fiscal Year 1997 respectively.

         On February 1, 1996, the Company entered into the Amended and Restated Financial Consulting Agreement (the "Amended and Restated SCMC Agreement") with SCMC, pursuant to which SCMC agreed to serve until June 1, 2005 as the Company's financial consultant and to provide customary financial and advisory services. Mr. Sillerman is a principal stockholder, Executive Chairman of the Board and Chief Executive Officer of SFX and is required to devote substantially all of his business time to matters relating to SFX. Mr. Tytel is a Director and Executive Officer of SFX. Each of Messrs. Sillerman and Tytel may have a fiduciary duty to offer to SFX opportunities involving radio stations.

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

         The Amended and Restated SCMC Agreement requires the Company to pay to SCMC (whose right to receive such payments was assigned to SFX pursuant to the SCMC Termination Agreement) as compensation for its services under the Amended and Restated SCMC Agreement, the following annual advisory fees: (i) from February 1, 1996 until March 10, 1996, $240,000 per year; (ii) from March 10, 1996 until the date when the Company used the net proceeds of the Preferred Stock Offering (as defined herein), $300,000 per year; and (iii) from the date the Company has used the net proceeds of the Preferred Stock Offering (as defined herein) until June 1, 2005, $500,000 per year. SCMC and the Company have agreed in the Amended and Restated SCMC Agreement that the compensation for SCMC shall be increased by an amount to be mutually agreed upon by SCMC and the Company if (i) the time and effort spent by SCMC exceeds the level that was originally contemplated by the parties when they entered into the Amended and Restated SCMC Agreement or (ii) the Company acquires additional broadcast properties. On February 21, 1996, the Company and SCMC agreed to reduce the maximum annual advisory fees from $500,000 per year to $400,000 per year and subsequently, effective on January 1, 1997, such amount was increased to $500,000.

         The Company has agreed to consider engaging SCMC from time to time with respect to any future investment banking services that the Company may require. In the event that SCMC provides such services to the Company, the fees payable to SCMC shall not exceed (i) 1 1/2% of the total acquisition price as to any transaction in which SCMC provides merger and acquisition advice, (ii)
1 1/2% of the principal amount of any senior credit facility obtained by the Company, (iii) 4% of the proceeds to the Company from the issuance of any subordinated debt, and (iv) 7% of the proceeds to the Company from the sale of equity securities, provided that the total investment banking fees will not exceed 10% of the proceeds of any such sale of equity securities. These fees may be reduced to lower levels by mutual agreement between the Company and SCMC.

         In addition, the Company is obligated to advance $500,000 per year to SCMC (whose right to receive such payments was assigned to SFX pursuant to the SCMC Termination Agreement) in connection with services to be provided by SCMC; provided, however, that, if the agreement between SCMC and the Company is terminated or an unaffiliated person acquires a majority of the capital stock of the Company, the advanced fees must be repaid at such time. In January 1997, the Company made a payment of $750,000, representing advance fees for the years ended December 31, 1997. SCMC (or SFX) earned $570,000 in connection with the Omaha Acquisition, $49,500 in connection with the Pinnacle Acquisition, $600,000 in connection with the Amended Credit Agreement and $300,000 in connection with the Little Rock Disposition, which amounts will be offset against the $750,000 payment made in January 1997.

         SCMC has agreed to defer the payment of fees if such payment would cause a default under the Amended Credit Agreement unless a waiver is obtained from the Lenders. In addition, SCMC has agreed to defer two-thirds of its advisory fees during any period for which the Company is in arrears with respect to payment of dividends on the Preferred Stock.

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

         On April 15, 1996, in consideration for securities of SFX and the forgiveness of an outstanding loan, SCMC entered into an agreement with SFX (the "SCMC Termination Agreement"), pursuant to which SCMC assigned its right to receive fees payable pursuant to the Amended and Restated SCMC Agreement (and a similar agreement with MMR) to SFX, except for fees related to certain transactions pending on April 15, 1996. Pursuant to the SCMC Termination Agreement, SCMC has agreed to continue to provide the services described herein until the expiration of the Amended and Restated SCMC Agreement and not to perform any consulting or investment banking services for any person or entity, other than the Company, in the radio broadcasting industry or in any business which uses technology for the audio transmission of information or entertainment.

ADDITIONAL ARRANGEMENTS WITH SCMC, SFX AND RADIO INVESTORS

         The Company pays to SFX $2,500 per month as compensation for services provided to the Company by TSC for the functions of Secretary, accounting and investor relations. In addition, Kraig G. Fox, the Company's Secretary, is an employee of SFX and does not receive any compensation directly from the Company. SFX compensates Mr. Fox for services rendered on behalf of the Company. SCMC provided these services to the Company prior to April 15, 1996, the date when the SCMC Termination Agreement was entered into.

AGREEMENT BETWEEN MR. FEUER AND RADIO INVESTORS

         Mr. Feuer and Radio Investors, which is controlled by Mr. Sillerman, have entered into an agreement, pursuant to which Mr. Feuer has assigned to Radio Investors 40.835% (the "Agreed Percentage") of all proceeds paid or payable to Mr. Feuer in connection with any sale or other disposition of, or dividend or other distribution payable on or with respect to, Mr. Feuer's shares of Class B Common Stock. On March 12, 1998, 100,000 shares of Class B Common Stock, the number of shares owned by Mr. Feuer represented by the Agreed Percentage, were issued to Messrs. Sillerman and Tytel subject to a voting trust whereby Mr. Feuer retains the voting power over the shares. At the time of such transfer, the pledge agreement between Mr. Feuer and Radio Investors was terminated. In addition, Mr. Feuer has also granted to Radio Investors a right of first refusal with respect to any sale or other disposition to a third party of the remaining 144,890 shares of Class B Common Stock held by Mr. Feuer. This right enables Radio Investors to acquire shares of Class B Common Stock at the proposed sale price. The conveyance of shares of Class B Common Stock to Radio Investors may require the prior approval of the FCC. See "Item
12. Security Ownership of Certain Beneficial Owners and Management."

RELATIONSHIP WITH RADIO ANALYSIS ASSOCIATES

         Radio Analysis Associates ("Radio Analysis"), a company owned 50% by Mr. Robinson and 50% by Radio Investors, was formed to provide marketing and consulting services to radio broadcasting companies and to the Company. The Company has been advised by Radio Analysis that any services provided to the Company will be provided at its actual cost. Radio Analysis has performed nonsubstantial statistical services to the Company which has not been billed to date. In connection with the formation of Radio Analysis, Radio Investors (which is controlled by Mr. Sillerman) contributed 244,890 shares of Class D Common Stock to Radio Analysis as a capital contribution. Upon the fulfillment of certain conditions, including FCC approval, if necessary, the Class D Common Stock is convertible into shares of Class B Common Stock. If the shares of Class D Common Stock are converted into shares of Class B Common Stock, Radio Analysis will hold approximately 9.9% of the combined voting power of the Company. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

ISSUANCES OF SECURITIES

         None.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, LISTS AND REPORTS ON FORM 8-K

(a) (1) Financial Statements. See Index to Consolidated Financial Statements and Schedule which appears on Page F-1 herein.

      (2) Exhibits


         EXHIBIT
         NUMBER         DESCRIPTION OF EXHIBIT
         -------        ----------------------

         3.1 (2)  --    Amended and Restated Certificate of Incorporation of
                        Triathlon Broadcasting Company

         3.2 (6)  --    Certificate of Amendment to the Amended and Restated
                        Certificate of Incorporation of Triathlon Broadcasting
                        Company

         3.3 (1)  --    By-laws of the Company

         4.1 (2)  --    IPO Underwriters' Warrant

         4.2 (1)  --    Specimen Stock Certificate for Class A Common Stock

         4.3 (2)  --    Certificate of Designations of the Series B Convertible
                        Preferred Stock

         4.4 (2)  --    Form of Certificate of Designations of the 9% Mandatory
                        Convertible Preferred Stock

         4.5 (2)  --    Form of Deposit Agreement relating to the 9% Mandatory
                        Convertible Preferred Stock

         4.6 (2)  --    Form of Stock Certificate for 9% Mandatory Convertible
                        Preferred Stock

         4.7 (2)  --    Form of Depositary Receipt Evidencing Depositary Shares

        10.1 (1)  --    Purchase and Sale Agreement dated March 23, 1995 by and
                        between the Triathlon Broadcasting Company and Pourtales Radio Partnership

        10.2 (1)  --    Asset Purchase Agreement dated February 9, 1995 by and
                        between Wichita Acquisition Corp. and Marathon
                        Broadcasting Corporation

        10.3 (1)  --    Amendment to Purchase and Sale Agreement dated June 30,
                        1995 by and between Triathlon Broadcasting Company and Pourtales Radio Partnership

        10.4 (1)  --    Advertising Brokerage Agreement for Radio Station
                        KEYN-FM by and between Triathlon Broadcasting Company and Pourtales Radio Partnership

        10.5 (1)  --    Purchase and Sale Agreement among Triathlon
                        Broadcasting Company, Pourtales Radio Partnership,
                        Pourtales Holdings, Inc. and KVUU/KSSS, Inc.

        10.6 (2)  --    Subscription Agreements dated June 30, 1995, effective
                        as of May 1, 1995

        10.7 (1)  --    Office Lease by and between Knightsbridge Associates
                        and Force II Communications

         EXHIBIT
         NUMBER         DESCRIPTION OF EXHIBIT
         -------        ----------------------

        10.8 (2)  --    First Amendment to Office Lease by and between
                        Knightsbridge Associates and Force II Communications

        10.9 (2)  --    Assignment of Office Lease among Knightsbridge
                        Associates, Force II Communications and the Triathlon
                        Broadcasting Company

       10.10 (2)  --    Shared Expense Agreement dated September 13, 1995 by
                        and between Triathlon Broadcasting Company and Pourtales Radio Partnership

       10.11 (1)  --    Financial Consulting Agreement dated June 30, 1995 by
                        and between Triathlon Broadcasting Company and SCMC

    10.12 (1)(9)  --    Triathlon Broadcasting Company 1995 Stock Option Plan

    10.13 (1)(9)  --    Employment Agreement by and between Triathlon
                        Broadcasting Company and Norman Feuer

       10.14 (1)  --    Promissory Note dated June 15, 1995, issued to Radio
                        Investors, Inc.

       10.15 (1)  --    Agreement by and between Norman Feuer and Radio
                        Investors, Inc.

       10.16 (1)  --    Pledge Agreement by and between Norman Feuer and Radio
                        Investors, Inc.

       10.17 (1)  --    Form of Consulting Agreement among Triathlon
                        Broadcasting Company and the IPO Underwriters

       10.18 (1)  --    Amendment to Purchase and Sale Agreement dated August
                        4, 1995 by and between the Triathlon Broadcasting
                        Company and Pourtales Radio Partnership

       10.19 (1)  --    Amendment to Asset Purchase Agreement dated May 3, 1995
                        by and between Wichita Acquisition Corp. and Marathon
                        Broadcasting Corporation

       10.20 (1)  --    Amendment and Extension Agreement dated August 15, 1995
                        by and between Wichita Acquisition Corp. and Marathon
                        Broadcasting Corporation

       10.21 (1)  --    Amendment to Purchase and Sale Agreement dated March
                        23, 1995 by and between Triathlon Broadcasting Company and Pourtales Radio Partnership

       10.22 (1)  --    Second Amendment and Extension Agreement dated August
                        28, 1995 by and between Wichita Acquisition Corp. and
                        Marathon Broadcasting Corporation

       10.23 (2)  --    Amended and Restated Purchase and Sale Agreement dated
                        January 16, 1996 among Triathlon Broadcasting Company,
                        Pourtales Radio Partnership, Pourtales Holdings, Inc.,
                        Springs Radio, Inc., and KVUU/KSSS, Inc.

       10.24 (2)  --    Local Market Agreement dated as of January 15, 1996
                        among Pourtales Radio Partnership, Springs Radio, Inc.,
                        KVUU/KSSS, Inc. and Triathlon Broadcasting Company

       10.25 (2)  --    Letter agreement dated January 12, 1996 among Citadel
                        Broadcasting Company and Triathlon Broadcasting
                        Company, Pourtales Radio Partnership, Pourtales
                        Holdings, Inc., Spring Radio, Inc. and KVUU/KSSS, Inc.

         EXHIBIT
         NUMBER         DESCRIPTION OF EXHIBIT
         -------        ----------------------

       10.26 (2)  --    Joint Sales Agreement dated as of December 15, 1995
                        among Pourtales Radio Partnership, Pourtales Holdings,
                        Inc., Springs Radio, Inc., KVUU/KSSS, Inc. and Citadel
                        Broadcasting Company

       10.27 (2)  --    Programming Affiliation Agreement dated as of April 14,
                        1993 by and between KOTY-FM, Inc. and KUJ Limited
                        Partnership

       10.28 (2)  --    Asset Purchase Agreement dated as of December 8, 1995
                        among Valley Broadcasting, Inc., Meridien Wireless,
                        Inc. and Triathlon Broadcasting Company

       10.29 (2)  --    Asset Purchase Agreement dated as of December 8, 1995
                        by and between 93.3, Inc. and Triathlon Broadcasting
                        Company

       10.30 (2)  --    Asset Purchase Agreement dated as of September 5, 1995
                        by and between Rock Steady, Inc. and Lincoln Radio
                        Acquisition Corp.

       10.31 (2)  --    Joint Selling Agreement dated as of January 29, 1996 by
                        and between Rock Steady, Inc. and Lincoln Radio
                        Acquisition Corp.

       10.32 (2)  --    Asset Purchase Agreement dated as of February 8, 1996
                        by and between Sterling Realty Organization Co. and Triathlon Broadcasting Company

       10.33 (2)  --    Asset Purchase Agreement dated as of February 21, 1996
                        by and between Silverado Broadcasting Company and Triathlon Broadcasting Company

       10.34 (2)  --    Sales Representation Agreement dated June 9, 1993 by
                        and between Silverado Broadcasting Company and Lance
                        International, Inc.

       10.35 (2)  --    Sales Representation Agreement dated as of October 1,
                        1993 by and between Silverado Broadcasting Company and Rook Broadcasting of Idaho, Inc.

       10.36 (2)  --    Asset Purchase Agreement dated as of February 8, 1996
                        among Southern Skies Corporation, Arkansas Skies
                        Corporation, Triathlon Broadcasting of Little Rock,
                        Inc. and Triathlon Broadcasting Company

       10.37 (2)  --    Letter agreement with respect to KOLL-FM dated January
                        17, 1996 by and between Triathlon Broadcasting Company and Multi-Market Radio, Inc.

       10.38 (2)  --    Amended and Restated Financial Consulting
                        Agreement dated as of February 1, 1996 by and between Triathlon Broadcasting Company and Sillerman
                        Communications Management Corporation

       10.39 (2)  --    Loan Agreement dated as of January 23, 1996 among AT&T
                        Commercial Finance Corporation and Triathlon
                        Broadcasting of Wichita, Inc., Wichita Acquisition
                        Corp. and Triathlon Broadcasting of Lincoln, Inc.

       10.40 (2)  --    Letter from AT&T Commercial Finance Corporation dated
                        February 6, 1996

         EXHIBIT
         NUMBER         DESCRIPTION OF EXHIBIT
         -------        ----------------------

       10.41 (2)  --    First Amendment to Loan Agreement dated as of February
                        22, 1996 among AT&T Commercial Finance Corporation and
                        Triathlon Broadcasting of Wichita, Inc., Wichita
                        Acquisition Corp. and Triathlon Broadcasting of
                        Lincoln, Inc.

       10.42 (2)  --    Security Agreement dated as of January 23, 1996 between
                        Triathlon Broadcasting Company and AT&T Commercial
                        Finance Corporation

       10.43 (2)  --    Guaranty dated as of January 23, 1996 by Triathlon
                        Broadcasting Company to and with AT&T Commercial
                        Finance Corporation relating to $3.5 million term loan

       10.44 (2)  --    Guaranty dated as of January 23, 1996 by Triathlon
                        Broadcasting Company to and with AT&T Commercial
                        Finance Corporation relating to $5.5 million term loan

       10.45 (2)  --    Pledge Agreement dated January 23, 1996 from Triathlon
                        Broadcasting Company to AT&T Commercial Finance
                        Corporation

       10.46 (2)  --    Stock Purchase Warrant dated as of September 15, 1993
                        between Rook Broadcasting of Idaho, Inc. and Silverado
                        Broadcasting Company

       10.47 (2)  --    Put and Call Agreement effective as of September 15,
                        1993 between Silverado Broadcasting Company and Rook
                        Broadcasting of Idaho, Inc.

       10.48 (2)  --    Time Brokerage Agreement dated as of February 21, 1996
                        by and between Triathlon Broadcasting Company and Silverado Broadcasting Company

       10.49 (2)  --    Letter Agreement between Triathlon Broadcasting Company
                        and Sillerman Communications Management Corporation dated February 21, 1996 amending the Amended and Restated Financial Consulting Agreement

       10.50 (2)  --    Form of Cash-only Stock Appreciation Rights Agreement
                        dated October 30, 1995 by and between Triathlon
                        Broadcasting Company and Jeffrey Leiderman

       10.51 (2)  --    Form of Cash-only Stock Appreciation Rights Agreement
                        dated October 30, 1995 by and between Triathlon
                        Broadcasting Company and Frank E. Barnes III

       10.52 (2)  --    Form of stock option agreement issued pursuant to the
                        1995 Stock Option Plan to each of Norman Feuer, John D.
                        Miller, Dennis R. Ciapura, Radio Investors, Inc., Radio
                        Analysis Associates and Sillerman Communications
                        Management Corporation

       10.53 (2)  --    Form of Cash-only Stock Appreciation Rights Agreements
                        dated January 31, 1996 by and between Triathlon
                        Broadcasting Company and Jeffrey Leiderman

       10.54 (2)  --    Form of Cash-only Stock Appreciation Rights Agreements
                        dated January 31, 1996 by and between Triathlon
                        Broadcasting Company and Frank E. Barnes III

       10.55 (2)  --    Assignment dated February 21, 1996 from Silverado
                        Broadcasting Company to Triathlon Broadcasting Company

         EXHIBIT
         NUMBER         DESCRIPTION OF EXHIBIT
         -------        ----------------------

       10.56 (3)  --    Amendment dated November 26, 1996 to the Asset Purchase
                        Agreement dated as of February 8, 1996 by and between Triathlon Broadcasting of Little Rock, Inc., Triathlon
                        Broadcasting Company, Southern Skies Corporation and
                        Arkansas Skies Corporation

       10.57 (4)  --    Asset Purchase Agreement dated as of October 17, 1996
                        between Triathlon Broadcasting of Omaha, Inc. and
                        American Radio Systems Corporation

       10.58 (4)  --    Asset Purchase Agreement dated as of July 15, 1996
                        between Triathlon Broadcasting of Little Rock, Inc. and
                        Southern Starr of Arkansas, Inc.

       10.59 (3)  --    Loan Agreement dated November 19, 1996 among AT&T
                        Commercial Finance Corporation and Triathlon
                        Broadcasting of Wichita, Inc., Triathlon Broadcasting of Lincoln, Inc., Triathlon Broadcasting of Omaha,
                        Inc., Triathlon Broadcasting of Spokane, Inc.,
                        Triathlon Broadcasting of Tri- Cities, Inc., Triathlon
                        Broadcasting of Colorado Springs, Inc. and Triathlon
                        Broadcasting of Little Rock, Inc.

       10.60 (5)  --    Letter agreement dated May 21, 1996 between Sillerman
                        Communications Management Corporation and Triathlon
                        Broadcasting Company

       10.61 (6)  --    Letter agreement dated April 3, 1997 between Sillerman
                        Communications Management Corporation and Triathlon
                        Broadcasting Company

       10.62 (6)  --    Asset Purchase Agreement dated as of April 11, 1997
                        among Triathlon Broadcasting of Little Rock, Inc.,
                        Clear Channel Radio, Inc. and Clear Channel Radio
                        Licenses, Inc.

       10.63 (6)  --    Purchase and Sale Agreement dated as of April 23, 1997
                        by and between Paul R. Aaron, Triathlon Sports
                        Programming and TSPN, Inc.

       10.64 (6)  --    Purchase and Sale Agreement dated as of April 23, 1997
                        by and between Dale M. Jensen and Triathlon Sports
                        Programming, Inc.

       10.65 (7)  --    Sales Representation Agreement dated as of April 1,
                        1997 by and between Triathlon Broadcasting of Spokane, Inc. and Rook Broadcasting of Idaho, Inc.

       10.66 (8)  --    Amended and Restated Loan Agreement dated May 30, 1997
                        among AT&T Commercial Finance Corporation and Union
                        Bank of California, N.A. and Triathlon Broadcasting of
                        Wichita, Inc., Triathlon Broadcasting of Lincoln, Inc.,
                        Triathlon Broadcasting of Omaha, Inc., Triathlon
                        Broadcasting of Spokane, Inc., Triathlon Broadcasting of Tri-Cities, Inc., Triathlon Broadcasting of Colorado
                        Springs, Inc., and Triathlon Broadcasting of Little
                        Rock, Inc.

           10.67  --    Local Marketing Agreement dated February 11, 1998 by
                        and between Triathlon Broadcasting of Tri-Cities, Inc.
                        and Mark Jacky Broadcasting

              21  --    List of subsidiaries of the Company

              23  --    Consent of Ernst & Young LLP

         EXHIBIT
         NUMBER         DESCRIPTION OF EXHIBIT
         -------        ----------------------

              24  --    Power of Attorney (included on the signature page to
                        this Report)

              27  --    Financial Data Schedule for year ended December 31, 1997

(1) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 33-94316), as amended, originally filed with the SEC on July 6, 1995.

(2) Incorporated by reference to the Registrant's Registration statement on Form SB-2 (File No. 333-1186), as amended, originally filed with the SEC on February 9, 1996.

(3) Incorporated by reference to the Registrant's Report on Form 8-K filed with the SEC on December 9, 1996.

(4) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the nine months ended on September 30, 1996 filed with the SEC on November 14, 1996.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the year ended on March 31, 1996 filed with the SEC on June 24, 1996.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the transition period from April 1, 1996 to December 31, 1996, filed with the Securities and Exchange Commission on May 13, 1997.

(7) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the six months ended on June 30, 1997 filed with the SEC on August 14, 1997.

(8) Incorporated by reference to the Registrant's Report on Form 8-K filed with the SEC on June 17, 1997.

(9) Identifies a management contract or compensatory plan or arrangement of the Registrant.




(b) The following reports on Form 8-K were filed during the fourth quarter ended December 31, 1997.

         Form 8-K filed with Securities and Exchange Commission on October 16, 1997 reporting the completion of the disposition of radio stations KSSN-FM, KMVK-FM and KOLL-FM operating in the Little Rock, Arkansas market.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1998                 TRIATHLON BROADCASTING COMPANY


                                      By: /s/ NORMAN FEUER
                                          --------------------------------------
                                          Norman Feuer
                                          President and Chief Executive Officer


                                      By: /s/ WILLIAM G. THOMPSON
                                          --------------------------------------
                                          William G. Thompson
                                          Chief Financial Officer

                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Norman Feuer and William G. Thompson, jointly and severally, as his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report and to file the same, with exhibits thereto and other documents in connection therewith, with the SEC, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURE                                       TITLE                            DATE

/s/ John D. Miller                           Chairman of the Board of Directors               March 31, 1998
----------------------------------------
John D. Miller

/s/ Norman Feuer                             President, Chief Executive Officer and           March 31, 1998
----------------------------------------     Director (Principal Executive Officer)
Norman Feuer

/s/ William G. Thompson                      Chief Financial Officer (Principal Financial     March 31, 1998
----------------------------------------     and Accounting Officer)
William G. Thompson

/s/ Kraig G. Fox                             Secretary                                        March 31, 1998
----------------------------------------
Kraig G. Fox

/s/ Frank E. Barnes III                      Director                                         March 31, 1998
----------------------------------------
Frank E. Barnes III

/s/ Dennis R. Ciapura                        Director                                         March 31, 1998
----------------------------------------
Dennis R. Ciapura

/s/ Jeffrey Leiderman                        Director                                         March 31, 1998
----------------------------------------
Jeffrey Leiderman

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                             PAGE
                                                                                             ----
Report of Independent Auditors.............................................................   F-2

Consolidated Financial Statements:
   Consolidated Balance Sheets at December 31, 1996 and 1997...............................   F-3

   Consolidated Statements of Operations for the period from June 29, 1995
     (Company's Inception) to December 31, 1995 and the years ended
     December 31, 1996 and 1997............................................................   F-4

   Consolidated Statements of Cash Flows for the period from June 29, 1995
     (Company's Inception) to December 31, 1995 and the years ended
     December 31, 1996 and 1997............................................................   F-5

   Consolidated Statement of Stockholders' Equity for the period from June 29,
     1995 (Company's Inception) to December 31, 1995 and for the
     years ended December 31, 1996 and 1997................................................   F-6

Notes to Consolidated Financial Statements.................................................   F-8

Schedule II Valuation and Qualifying Accounts................................................ S-1



All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


BOARD OF DIRECTORS
TRIATHLON BROADCASTING COMPANY

         We have audited the accompanying consolidated balance sheets of Triathlon Broadcasting Company and Subsidiaries (the "Company") as of December 31, 1996 and 1997, and the consolidated statements of operations, cash flows and stockholders' equity for the period from June 29, 1995 (Company's Inception) to December 31, 1995 and the years ended December 31, 1996 and 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a) These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triathlon Broadcasting Company and Subsidiaries at December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for the period from June 29, 1995 (Company's Inception) to December 31, 1995 and the years ended December 31, 1996 and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects the information set forth therein.

                                                              ERNST & YOUNG LLP

New York, New York
February 20, 1998, except for
   Note 7 as to which the
   date is March 31, 1998

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,
                                                                                1996              1997
                                                                             -----------      ------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                   $3,082,521        $1,771,409
  Accounts receivable, net of allowance for doubtful accounts
       of $405,400 in 1996 and $589,860 in 1997                                4,522,957         7,510,020
  Notes receivable from officer                                                   75,000            75,000
  Other current assets                                                           289,772           874,678
                                                                             -----------      ------------
       Total current assets                                                    7,970,250        10,231,107

Property and equipment, net of accumulated depreciation
       and amortization                                                        7,534,248        10,279,780
Intangible assets, net of accumulated amortization                            65,159,423       111,673,866
Notes receivable from officer                                                          -           250,000
Long term note receivable                                                              -           266,333
Other assets, principally deposits for station acquisitions                    7,730,192            40,258
                                                                           ------------- -----------------
                                                                             $88,394,113      $132,741,344
                                                                           ============= =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable and accrued expenses                                      $ 2,962,969       $ 6,055,947
  Due to affiliates                                                              335,452            40,195
  Amended Credit Agreement                                                           -          58,500,000
  Current portion of other long-term debt                                        179,400           889,996
  Current portion of non-compete payable                                             -             150,000
                                                                      ------------------      ------------
       Total current liabilities                                               3,477,821        65,636,138

Other long-term debt, less current portion                                    12,820,600           943,396
Non-compete payable, less current portion                                              -           481,250
Deferred compensation                                                             84,575           155,000
Deferred taxes                                                                 7,629,550         7,629,550

Stockholders' Equity:
  Preferred stock, par value $.01; 4,000,000 shares authorized; Series B
    Convertible Preferred Stock; 600,000 shares designated;
       565,000 shares issued and outstanding                                       5,650             5,650
    9% Cumulative Mandatory Convertible Preferred Stock; 583,400
       shares issued and outstanding                                               5,834             5,834
  Class A Common Stock, par value $.01; 30,000,000 shares authorized;
       3,102,344 and 3,172,533 shares issued and outstanding in 1996
       and 1997, respectively                                                     31,023            31,725
  Class B Convertible Common Stock, par value $.01; 1,689,256 shares
       authorized; 244,890 shares issued and outstanding                           2,449             2,449
  Class C Convertible Common Stock, par value $.01; 367,344 shares authorized; 50,000 and 31,000 shares issued and outstanding
       in 1996 and 1997, respectively                                                500               310
  Class D Convertible Common Stock, par value $.01; 1,444,366 shares
       authorized, issued and outstanding                                         14,444            14,444
  Additional paid-in capital                                                  66,215,109        61,236,312
  Deferred compensation                                                         (682,000)         (362,667)
  Accumulated deficit                                                         (1,211,442)       (3,038,047)
                                                                          --------------   ---------------
      Total stockholders' equity                                              64,381,567        57,896,010
                                                                           -------------    --------------
                                                                            $ 88,394,113      $132,741,344
                                                                            ============      ============

                See notes to consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  JUNE 29, 1995
                                              (COMPANY'S INCEPTION)           YEAR ENDED
                                                TO DECEMBER 31,              DECEMBER 31,
                                                      1995              1996             1997
                                                      ----              ----             ----

Broadcast revenues                                  $ 1,210,291      $21,199,549       $37,173,722
Less: agency commissions                               (102,380)      (2,236,448)       (3,532,530)
                                                    -----------      -----------       -----------
Net revenues                                          1,107,911       18,963,101        33,641,192

Operating expenses:
  Station operating expenses                          1,015,106       13,678,117        23,414,919
  Depreciation and amortization                         145,258        1,426,759         4,134,523
  Corporate expenses including
    $359,000 and $554,000 of related
    party advisory fees in 1996 and
    1997 respectively                                   234,112        1,719,283         2,068,085
  Deferred compensation                                 226,583          365,992           389,759
  DOJ information request costs                             -            300,000                 -
                                                    -----------      -----------       -----------
  Total operating expenses                            1,621,059       17,490,151        30,007,286
                                                    -----------      -----------       -----------

(Loss) income from operations                          (513,148)       1,472,950         3,633,906

Interest expense                                              -       (2,581,423)       (4,766,153)
Interest income                                          59,900          729,403           401,294
Other income (expense)                                      642          (59,766)         (137,572)
                                                    -----------      -----------       -----------

Loss before extraordinary item                         (452,606)        (438,836)         (868,525)
Extraordinary item                                            -         (320,000)         (958,080)
                                                    -----------      -----------       -----------

Net loss                                               (452,606)        (758,836)       (1,826,605)
Preferred stock dividend requirement                          -        4,414,523         5,507,296
                                                    -----------      -----------       -----------

Net loss applicable to common stock                   $(452,606)     $(5,173,359)      $(7,333,901)
                                                      =========      ===========       ============

Loss per common share-basic:
  Loss before extraordinary item                      $   (0.21)       $   (0.97)        $   (1.30)
  Extraordinary item                                  $       -        $   (0.10)        $   (0.20)
                                                      ---------        ---------         ---------

Net loss per common share-basic                       $   (0.21)       $   (1.07)        $   (1.50)
                                                      =========        =========         =========

Weighted average common shares outstanding-basic      2,154,367        4,841,600         4,882,000
                                                      =========        =========         =========



                See notes to consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            JUNE 29, 1995
                                                        (COMPANY'S INCEPTION)           YEAR ENDED
                                                          TO DECEMBER 31,              DECEMBER 31,
                                                                1995              1996             1997
                                                                ----              ----             ----

CASH FLOW FROM OPERATING ACTIVITIES
Net loss                                                       $ (452,606)      $ (758,836)      $(1,826,605)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
  Depreciation and amortization                                   145,258        1,426,759         4,134,523
  Deferred compensation                                           226,583          365,992           389,759
  Loss on early extinguishment of debt                                  -          320,000           958,080
  Imputed interest expense                                              -        1,705,556                 -
  Other non cash expense                                                -                -            42,761
  Changes in assets and liabilities, net of amounts acquired:
   Accounts receivable                                           (629,964)      (3,367,449)       (2,987,063)
   Other current assets                                          (150,731)           9,378          (190,000)
   Notes receivable from officer                                  (25,000)         (50,000)         (250,000)
   Other assets                                                  (104,720)               -                 -
   Accounts payable and accrued expenses                           79,896        1,885,213         3,092,978
   Due to affiliates                                              129,415         (207,088)          117,868
   Other current liabilities                                       99,705                -                  -
                                                               ----------        ---------         ----------

Net cash (used in) provided by operating activities              (682,164)       1,329,525         3,482,301
                                                               ----------        ---------         ---------

CASH FLOW FROM INVESTING ACTIVITIES
Acquisitions and dispositions of radio stations, net
  of cash acquired                                             (7,321,827)     (59,920,836)      (44,243,045)
Due to affiliates                                                       -       (3,797,517)         (413,125)
Capital expenditures                                              (55,097)      (1,554,614)         (868,781)
                                                               ----------      -----------       ------------

Net cash used in investing activities                          (7,376,924)     (65,272,967)      (45,524,951)
                                                               ----------      -----------       ------------

CASH FLOW FROM FINANCING ACTIVITIES
Deferred financing costs                                                -       (2,994,308)       (1,725,809)
Borrowings                                                              -       22,000,000       108,608,393
Debt repayment                                                          -       (9,000,000)      (60,643,750)
Net proceeds from sale of preferred stock                               -       56,388,612                 -
Net proceeds from sale of common stock                         13,105,030                -                 -
Proceeds from sale of warrants                                        240                -                 -
Preferred stock dividends paid                                          -       (4,414,523)       (5,507,296)
                                                               ----------       ----------        -----------

Net cash provided by financing activities                      13,105,270       61,979,781        40,731,538
                                                               ----------       ----------        ----------

Net increase (decrease) in cash and cash equivalents            5,046,182       (1,963,661)       (1,311,112)
Cash and cash equivalents at beginning of period                        -        5,046,182         3,082,521
                                                               ----------       ----------      ------------

Cash and cash equivalents at end of period                     $5,046,182      $ 3,082,521      $  1,771,409
                                                               ==========      ===========      ============

NON CASH OPERATING AND FINANCING ACTIVITIES:
  Restricted cash transferred by SCMC in exchange
     for issuance of common stock and liability                $   765,000     $          -     $           -
                                                               ===========     ============     =============

SUPPLEMENTAL ITEMS:
  Interest paid                                                $    13,000     $    371,210     $   4,377,029
                                                               ===========     ============     =============
  Issuance of Class A Common Stock in connection
     with acquisitions                                         $         -     $          -     $     486,250
                                                               ===========     ============     =============


                See notes to consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM JUNE 29, 1995 (COMPANY'S INCEPTION) TO DECEMBER 31, 1995,
                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                              Series B      Mandatory
                                            Convertible    Convertible                     Class B        Class C
                                             Preferred      Preferred       Class A      Convertible    Convertible
                                               Stock          Stock       Common Stock   Common Stock  Common Stock
                                             -----------   ------------   ------------   ------------  -------------

Issuance of 244,890 share of Class B
  Common Stock                               $          -    $         -     $        -     $    2,449     $       -
Issuance of 367,344 shares of Class C
  Common Stock                                          -              -              -              -         3,673
Issuance of 1,444,366 shares of Class D
  Common Stock                                          -              -              -              -             -
Issuance of 25,000 shares of Class A
  Common Stock                                          -              -            250              -             -
Issuance of 2,760,000 shares of Class A
  Common Stock upon the Initial Public
  Offering                                              -              -         27,600              -             -
Issuance of warrants to the underwriters
  of the Initial Public Offering                        -              -              -              -             -
Deferred compensation                                   -              -              -              -             -
Net loss                                                -              -              -              -             -
                                             -----------   ------------   ------------   ------------  -------------
Balances at December 31, 1995                           -              -         27,850          2,449         3,673

Issuance of 565,000 shares of Series B
  Convertible Preferred Stock                       5,650              -              -              -             -
Issuance of 583,400 shares of Mandatory
  Convertible Preferred Stock ($0.06 per                -          5,834              -              -             -
  share)
Conversion of 317,344 shares of Class C
 Common Stock into Class A Common Stock                 -              -          3,173              -        (3,173)
Grant of Stock Options to certain
  officers, directors and advisors                      -              -              -              -             -
Deferred compensation                                   -              -              -              -             -
Dividends on Mandatory Convertible
  Preferred Stock ($0.77 per share)                     -              -              -              -             -
Net loss                                                -              -              -              -             -
                                             -----------   ------------   ------------   ------------  -------------
Balances at December 31, 1996                       5,650          5,834         31,023          2,449           500

Issuance of 46,189 shares of Common Stock
  upon acquisition of stations                          -              -            462              -             -
Issuance of 5,000 shares of Class A
  Common Stock pursuant to JSA                          -              -             50              -             -
Conversion of 19,000 shares of Class C
  Common Stock into Class A Common Stock                -              -            190              -          (190)
Deferred compensation                                   -              -              -              -             -
Dividends on Mandatory Convertible
  Preferred Stock ($0.945 per share)                    -              -              -              -             -
Net loss                                                -              -              -              -             -
                                             -----------   ------------   ------------   ------------  -------------
Balances at December 31, 1997              $        5,650 $        5,834  $      31,725     $   2,449  $         310
                                             -----------   ------------   ------------   ------------  -------------

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
 FOR THE PERIOD FROM JUNE 29, 1995 (COMPANY'S INCEPTION) TO DECEMBER 31, 1995,
                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                              Class D
                                            Convertible   Additional                                      Total
                                           Common Stock  Paid-In-Capital  Deferred       Accumulated  Stockholders'
                                                                        Compensation       Deficit        Equity
                                           -----------   ------------   ------------   ------------  -------------
Issuance of 244,890 shares of Class B
  Common Stock                              $          -   $         -    $          -     $      -       $    2,449

Issuance of 367,344 shares of Class C
  Common Stock                                         -             -               -            -            3,673
Issuance of 1,444,366 shares of Class D
  Common Stock                                    14,444       233,107               -            -          247,551
Issuance of 25,000 shares of Class A
  Common Stock                                         -             -               -            -              250
Issuance of 2,760,000 shares of Class A
  Common Stock upon the Initial Public
  Offering                                             -    12,823,507               -            -       12,851,107
Issuance of warrants to the underwriters
  of the Initial Public Offering                       -           240               -            -              240
Deferred compensation                                  -             -         226,583                       226,583
Net loss                                               -             -               -     (452,606)        (452,606)
                                             -----------   ------------   ------------   ------------  -------------
Balances at December 31, 1995                     14,444    13,056,854         226,583     (452,606)      12,879,247

Issuance of 565,000 shares of Series B
  Convertible Preferred Stock                          -             -               -            -            5,650
Issuance of 583,400 shares of Mandatory
  Convertible Preferred Stock ($0.06 per               -    56,382,778               -            -       56,388,612
  share)
Conversion of 317,344 shares of Class C
 Common Stock into Class A Common Stock                -             -               -            -                -
Grant of Stock Options to certain
  officers, directors and advisors                     -     1,190,000      (1,190,000)           -                -
Deferred compensation                                  -             -         281,417            -          281,417
Dividends on Mandatory Convertible
  Preferred Stock ($0.77 per share)                    -    (4,414,523)              -            -       (4,414,523)
Net loss                                               -             -               -     (758,836)        (758,836)
                                             -----------   ------------   ------------   ------------  -------------
Balances at December 31, 1996                     14,444    66,215,109        (682,000)  (1,211,442)      64,381,567

Issuance of 46,189 shares of Common Stock
  upon acquisition of stations                         -       485,788               -            -          486,250
Issuance of 5,000 shares of Class A
  Common Stock pursuant to JSA                         -        42,711               -            -           42,761
Conversion of 19,000 shares of Class C
  Common Stock into Class A Common Stock
                                                       -             -               -            -                -
Deferred compensation                                  -             -         319,333                       319,333
Dividends on Mandatory Convertible
  Preferred Stock ($0.945 per share)                   -   (5,507,296)               -            -       (5,507,296)
Net loss                                               -             -               -   (1,826,605)      (1,826,605)
                                             -----------  -------------   ------------  -------------  -------------
Balances at December 31, 1997                   $ 14,444  $ 61,236,312    $  (362,667)  $(3,038,047)     $57,896,010
                                             ===========  =============   ============  =============  =============

                See notes to consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31 1997

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

         As of March 12, 1998, the Company owns and operates, sells advertising pursuant to Joint Sales Agreements ("JSAs") or provided programming pursuant to Local Marketing Agreements ("LMAs") on 22 FM and 10 AM radio stations in six markets: Wichita, Kansas; Lincoln, Nebraska; Omaha, Nebraska; Colorado Springs, Colorado; Tri-Cities, Washington and Spokane, Washington. In addition, the Company owns a network which broadcasts all of the men's football, basketball and baseball games and women's basketball and volleyball games of the University of Nebraska.

         On February 12, 1997, the Company changed its year-end from March 31st to December 31st effective December 31, 1996. Additionally, during 1997 the Company no longer met the requirements of Regulation S-B which is the source of reporting requirements of a small business issuer. Accordingly, the accompanying consolidated financial statements present the financial position of the Company as of December 31, 1996 and 1997, and the results of its operations, stockholders' equity and cash flows for the period from June 29, 1995 (Company's Inception) to December 31, 1995 and the years ended December 31, 1996 and 1997.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of short term, highly liquid investments which are readily convertible into cash and have an original maturity of three months or less when purchased. The Company's cash and cash equivalents as of December 31, 1996 include approximately $1.4 million in certificates of deposit and as of December 31, 1996 and 1997 include approximately $1.3 and $1.2

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

million, respectively, in money market funds. The carrying amounts of cash and cash equivalents reported in the consolidated balance sheet approximate their fair values.

PROPERTY AND EQUIPMENT

         Property and equipment are stated at their fair value estimated at the date of acquisition or cost if purchased subsequently. Depreciation is provided on the straight line method over the estimated useful life of the assets ranging from 27.5 years for buildings and related improvements, 15 years for towers, 7 years for technical equipment, and 5 to 7 years for furniture, other equipment and vehicles. Property and equipment consisted of the following:

                                                                                      December 31,
                                                                                 1996             1997
                                                                                 ----             ----
Land                                                                        $    271,893          $678,767
Building and improvements, including assets under a capital
    lease of $148,684 as of December 31, 1996 and 1997                         1,313,139         1,879,041
Towers and technical equipment                                                 4,929,156         7,231,611
Furniture and other equipment, including assets under capital leases of
    $146,955 and $195,444 as of December 31, 1996
    and 1997, respectively                                                       930,859         1,489,253
Vehicles                                                                         102,815           195,193
Construction in progress                                                         564,295           544,738
                                                                            ------------        ----------
                                                                               8,112,157        12,018,603
Less accumulated depreciation                                                   (577,909)       (1,738,823)
                                                                            ------------        -----------
                                                                            $  7,534,248       $10,279,780
                                                                             ===========       ===========

INTANGIBLE ASSETS

         Intangible assets include the portion of the purchase price allocable to radio broadcasting licenses granted by the Federal Communications Commission ("FCC") and goodwill which is amortized on a straight line basis over 40 years, except for the goodwill associated with the Pinnacle Acquisition which is being amortized over a 10 year period due to the nature and life of the University contract; certain professional fees and other expenses incurred in connection with the Company's formation which are amortized on a straight line basis over 5 years; and costs related to financings which are amortized over the term of the related debt.

         It is the Company's policy to account for intangible assets under Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest they may be impaired. If this review indicates that the intangibles will not be recoverable as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to their estimated fair value.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

REVENUE RECOGNITION

         The Company's primary source of revenues is the sale of airtime to advertisers. Revenues from the sale of airtime are recorded when the advertisements are broadcast.

BARTER TRANSACTIONS

         Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income based on the fair value of goods or services received when advertisements are broadcast; goods and services received are accounted for when used. Barter transactions charged to operations were as follows:
                              June 29, 1995
                         (Company's Inception)            Year Ended
                            to December 31,              December 31,
                                  1995              1996             1997
                                  ----              ----             ----

Barter revenues                   $  55,084        $ 886,778       $ 1,322,777
Barter expense                      (63,273)        (890,134)       (1,476,840)
                                  ---------        ---------       -----------
Net barter transaction            $  (8,189)       $  (3,356)      $  (154,083)
                                  =========        =========       ===========

ADVERTISING COSTS

         The Company expenses advertising costs related to its radio station operations as they are incurred. Advertising expenses for the period from the Company's Inception to December 31, 1995, and the years ended December 31, 1996 and 1997 amounted to approximately $15,000, $373,000 and $1.0 million, respectively.

LOSS PER COMMON SHARE

         In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("FAS 128"). FAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to FAS 128.

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

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         The Company has entered into LMAs and JSAs with respect to radio stations owned by third parties and, from time to time, radio stations which it intends to acquire. Terms of the agreements generally require the Company to pay a monthly fee in exchange for the right to provide stations programming and sell related advertising time in the case of an LMA or sell advertising in the case of a JSA. The fees are expensed as incurred. The Company classifies the fees as interest expense to the extent that the fees paid include debt service payments of the station owners.

RISKS AND UNCERTAINTIES

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of bank and mutual fund money market accounts and trade receivables. The Company's revenue is principally derived from local broadcast advertisers who are impacted by the local economies.

         The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the financial statements in the form of an allowance for doubtful accounts.

DOJ INFORMATION REQUEST

         Following the passage of the Telecommunications Act of 1996, the Department of Justice (the "DOJ") indicated its intention to investigate certain existing industry practices that had not been previously subject to antitrust review. In 1996, the Company received information requests regarding the Wichita JSA and the Citadel JSAs. These information requests also cover another JSA which the Company has in Spokane, Washington. Following receipt of the information request, the Company terminated the Wichita JSA, while the DOJ inquiry continues, the Company does not believe the investigation will have any material impact on the Company. Following consultation with legal counsel, the Company does not believe that any reasonable likely outcome of the investigation of the Spokane, Washington and Colorado Springs, Colorado JSAs will result in a material negative impact on the Company. During 1996, the Company provided $300,000 in connection with the estimated legal costs related to compliance with the DOJ information requests.


RECLASSIFICATIONS

         Certain amounts for the period from June 29, 1995 (Company's Inception) to December 31, 1995 and for the year ended December 31, 1996 have been reclassified to conform with the current period presentation.

3.       INITIAL PUBLIC OFFERING AND INITIAL WICHITA ACQUISITIONS

         In September 1995, the Company completed its initial public offering (the "Initial Public Offering") of 2,760,000 shares of Class A Common Stock, at a price of $5.50 per share. The Company used the net proceeds from the Initial Public Offering of approximately $12,900,000, including exercise of the underwriter's over-allotment option, to acquire substantially all of the assets of radio station KRBB-FM

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


3.       INITIAL PUBLIC OFFERING AND INITIAL WICHITA ACQUISITIONS (Continued)

from Marathon Broadcasting Corporation for $3,428,500 (the "KRBB Acquisition"), and radio stations, KFH-AM, KWSJ-FM (formerly KXLK-FM) and KQAM-AM from Pourtales Radio Partnership ("Pourtales") for approximately $2,500,000 (collectively, the "Initial Wichita Acquisitions"). In addition, the Company entered into a JSA with Pourtales pursuant to which the Company sold all of the advertising time on KEYN-FM, also operating in the Wichita, Kansas market. On November 22, 1996, the Company acquired KEYN-FM as part of the Pourtales Acquisition (see Note 5).

         Sillerman Communications Management Corporation ("SCMC"), a related party, on behalf of Radio Investors, Inc. ("Radio Investors"), an affiliate of SCMC, posted letters of credit on behalf of the Company in the amount of $165,000 and $600,000 for the KRBB Acquisition and the Initial Wichita Acquisition, respectively, in lieu of nonrefundable cash deposits. At the direction of Radio Investors, SCMC transferred and assigned to the Company the letters of credit described above and the related cash collateral. The assignment of the cash deposits have been recorded as payment for 400 shares of Triathlon New York's Common Stock issued to Norman Feuer, the Company's President and Chief Executive Officer, valued at $2,449, and the remainder of $762,551 was recorded as a liability to Radio Investors. Radio Investors and John D. Miller, the Company's Chairman of the Board, purchased 500 and 10 shares, respectively, of Triathlon New York's Common Stock. On June 15, 1995, the liability to Radio Investors was converted into a $515,000 promissory note payable to Radio Investors due upon the closing of the Initial Public Offering with interest accruing at 6% per annum commencing on April 1, 1995, and the 500 and 10 shares, respectively, of Triathlon New York's Common Stock issued to Radio Investors and Mr. Miller, valued at $247,551. The promissory note and accrued interest were repaid with proceeds from the Initial Public Offering.

         During 1995, SCMC funded on behalf of the Company additional deposits and payments in connection with the KRBB Acquisition. All amounts were repaid to SCMC with proceeds from the Initial Public Offering.

4.       PREFERRED STOCK OFFERING

         In March and April 1996, the Company completed an offering of 5,834,000 Depository Shares each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock (the "Preferred Stock") at a price of $10.50 per share (the "Preferred Stock Offering") (See Note 8). The Company used the net proceeds from the Preferred Stock Offering of approximately $56,400,000 to repay the outstanding borrowings and accrued interest under an existing $9,000,000 credit agreement with AT&T Commercial Finance Corporation ("AT&T-CFC") and finance a portion of the other acquisitions as described in
Note 5.

5.       ACQUISITIONS AND OPERATING AGREEMENTS

LINCOLN ACQUISITIONS

         On January 24, 1996, the Company acquired in a stock acquisition, KTGL-FM and KZKX-FM from Pourtales each operating in the Lincoln, Nebraska market for an aggregate purchase price of $9,650,000. This acquisition was financed principally from the net proceeds of a $9.0 million credit

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


5.       ACQUISITIONS AND OPERATING AGREEMENTS (Continued)

agreement with AT&T-CFC. The Company repaid the loan and accrued interest prior to March 31, 1996 utilizing proceeds from the Preferred Stock Offering, recognizing an extraordinary loss of $320,000 resulting from the write-off of fees associated with the financing.

         On June 13, 1996 the Company acquired the assets of KIBZ-FM and KKNB-FM from Rock Steady, Inc. ("Rock Steady"), each operating in the Lincoln, Nebraska market, for an aggregate purchase price of approximately $3,275,000. The Rock Steady acquisition was financed from the proceeds of the Preferred Stock Offering. SCMC, on behalf of the Company, provided a deposit in the form of a letter of credit in the amount of $200,000 in favor of the owner of Rock Steady. The Company subsequently paid SCMC $200,000 and SCMC assigned its rights related to the letter of credit to the Company. From January 29, 1996, the Company sold advertising on KIBZ-FM and KKNB-FM pursuant to a JSA which was terminated with the acquisition of the stations by the Company.

OMAHA ACQUISITIONS

         On April 10, 1996, the Company acquired the assets of KTNP-FM (formerly KRRK-FM) from 93.3 Inc., operating in the Omaha, Nebraska market, for a purchase price of $2,700,000 and the assets of KXKT-FM from Valley Broadcasting Company, also operating in the Omaha, Nebraska market, for a purchase price of $8,100,000. The acquisitions were financed from the proceeds of the Preferred Stock Offering.

         On June 2, 1997, the Company purchased radio stations KFAB-AM and KGOR-FM, operating in the Omaha, Nebraska market, and the exclusive Muzak franchise for the Lincoln and Omaha, Nebraska markets, from American Radio Systems Corporation for an aggregate purchase price of $38.0 million (the "KFAB/KGOR Acquisition"). The KFAB/KGOR Acquisition was financed through borrowings available under the Amended Credit Agreement (See Note 7).

TRI-CITIES ACQUISITION

         On April 19, 1996, the Company acquired the assets of KALE-AM and KIOK-FM from Sterling Realty Organization, each operating in the Tri-Cities, Washington market, for an aggregate purchase price of $1,200,000. The acquisition was financed from the proceeds of the Preferred Stock Offering.

         On February 1, 1998, the Company entered into a five year LMA with Mark Jacky Broadcasting ("Mark Jacky"), with respect to KUJ-FM, operating in the Tri-Cities, Washington market. Pursuant to the LMA, the Company provides programming and sells advertising with respect to KUJ-FM and pays Mark Jacky a monthly fee of $5,500.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


5.       ACQUISITIONS AND OPERATING AGREEMENTS (Continued)

SPOKANE ACQUISITIONS

         On May 15, 1996, the Company acquired the assets of KISC-FM, KNFR-FM and KAQQ-AM each operating in the Spokane, Washington market from Silverado Broadcasting Company, Inc. ("Silverado"), for an aggregate purchase price of approximately $8,750,000. The Silverado acquisition was financed from the proceeds of the Preferred Stock Offering. The Company had been providing programming and selling advertising on these stations since March 1, 1996 pursuant to an LMA. In connection with the acquisition, the Company received the right to purchase a controlling interest in KCDA-FM, also in Spokane, at a nominal price while the current licensee retained the right to redeem the Company's purchase rights by paying to the Company an amount equal to 75% of the fair market value of the station. On July 17, 1997, the Company agreed to the redemption of the right by the current licensee of KCDA-FM in exchange for $50,000 in cash and a note receivable for $350,000 which is secured by the original right. The note receivable does not bear interest, therefore the Company has recorded the note at its net present value and is accruing interest income. The Company will receive equal quarterly installments commencing July 1, 1998 and ending January 1, 2002. The Company did not incur a gain or a loss on the redemption except that expense was recorded by recording the note at the current net present value with such expense being recovered as interest income in future periods.

         On March 1, 1996, the Company assumed the rights and obligations of Silverado under two JSAs related to KCDA-FM and KNJY-FM, each operating in the Spokane, Washington market. The JSA relating to KCDA-FM, which was due to expire on October 1, 1998 was extended to December 31, 2001. As an inducement to extend the JSA, the Company issued 5,000 shares of the Company's Class A Common Stock valued at approximately $43,000 to the owners of KCDA-FM. The JSA relating to KNJY-FM was terminated on December 29, 1996. Pursuant to these JSAs, the Company paid/pays to the station owners a fee determined pursuant to formulas based on net collected revenues (as defined).

POURTALES ACQUISITION

         On November 22, 1996, the Company acquired from Pourtales KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM, each operating in the Colorado Springs, Colorado market; KEYF-FM, KEYF-AM, KUDY-AM and KKZX-FM, each operating in the Spokane, Washington market (collectively, the "Colorado Springs and Spokane Stations"); KEYN-FM operating in the Wichita, Kansas market and KEGX-FM and KTCR-AM, each operating in the Tri-Cities, Washington market, and assumed an LMA for radio station KNLT-FM, also operating in the Tri-Cities, Washington market (the "Tri-Cities LMA") for an aggregate purchase price of $22,850,000 (the "Pourtales Acquisition"). The Pourtales Acquisition was financed from the proceeds of the Preferred Stock Offering and $13 million in borrowings available under the Credit Agreement (See Note 7).

         The Company has a JSA agreement with Citadel Broadcasting Corporation ("Citadel") under which Citadel sells advertising on behalf of the Colorado Springs and Spokane Stations acquired from Pourtales (the "Citadel JSA"). Under the Citadel JSA, Citadel, which currently owns other stations in the Colorado Springs and Spokane markets (the "Citadel Stations"), is entitled to retain a monthly fee (the "JSA Fee") based on the combined revenues from the sale of advertising time on the Citadel Stations and

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


5.       ACQUISITIONS AND OPERATING AGREEMENTS (Continued)

the Colorado Springs and Spokane Stations (the "Aggregate Revenues") and the combined operating expenses of such stations (the "Aggregate Operating Expenses") less a monthly payment to the Company of 45% of the difference between the Aggregate Revenues and Aggregate Operating Expenses each month, up to and including June 1997. After June 1997, the Company became entitled to receive 40% of such difference. The Citadel JSA will terminate on December 31, 2000 unless extended for up to two additional consecutive five-year terms by either party. In addition, Citadel reimburses the Company for its stations' operating expenses. Between January 15, 1996 and November 21, 1996 ("LMA Period"), the Company operated the Colorado Springs and Spokane Stations under an LMA with Pourtales. The Pourtales LMA terminated on the consummation of the sale of these stations to the Company. There was no LMA fee paid by the Company to Pourtales during the LMA Period, however the Company recorded imputed interest of $1,705,000 during the LMA Period based on the fair value of stations as determined by their purchase price.

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

WICHITA JSA

         During the four months ended December 31, 1996, the Company sold advertising on radio stations KKRD-FM, KRZZ-FM and KNSS-AM operating in the Wichita, Kansas market pursuant to a JSA with SFX Broadcasting, Inc., ("SFX"), an affiliate, for a monthly fee of $75,000, plus actual operating expenses of the stations. The Wichita JSA was terminated on December 31, 1996.

WICHITA AND LITTLE ROCK ACQUISITIONS

         On January 9, 1997 and April 25, 1997, respectively, the Company purchased radio stations KZSN-FM and KZSN-AM, both operating in the Wichita, Kansas market, and radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market, from Southern Skies Corporation ("Southern Skies") for an aggregate purchase price of $22.6 million, 46,189 shares of the Company's Class A Common Stock valued at approximately $486,000 and a non-competition agreement with one of the principals of Southern Skies under which it will pay $750,000 over a 5 year period which commenced on February 1, 1997 (collectively the "Southern Skies Acquisition"). Also on April 25, 1997, the Company purchased radio station KOLL-FM, operating in the Little Rock market, from SFX, an affiliate, for an aggregate purchase price of $4.1 million (the "KOLL Acquisition"). The Company had provided services for radio station KOLL-FM pursuant to a LMA since March 15, 1996. The acquisition was financed through borrowings available under the Credit Agreement (See Note 7).

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


5.       ACQUISITIONS AND OPERATING AGREEMENTS (Continued)

PINNACLE SPORTS PRODUCTIONS ACQUISITION

         On May 15, 1997, the Company purchased Pinnacle Sports Productions, LLC (the "Pinnacle Acquisition") which operates the Sports Network to broadcast all of the men's football, basketball and baseball games and women's basketball and volleyball games of the University of Nebraska. The purchase price of approximately $3.3 million may be increased by $1.7 million if the University of Nebraska (the "University") renews its contract with the Company in 2001 for a minimum of an additional three year term. While renewal of the contract with the University cannot be assured, based on discussions the Company has had with the University, the Company knows of no reason why the contract would not be renewed. The Pinnacle Acquisition was financed through available borrowings under the Credit Agreement and notes payable to the sellers in the amount of $1,833,392 (See Note 7). Additionally, the Company assumed a note payable in the amount of $525,000 which was repaid in November, 1997.

LITTLE ROCK DISPOSITION

         On October 1, 1997, the Company completed the disposition of radio stations KOLL-FM, KSSN-FM and KMVK-FM, each operating in the Little Rock, Arkansas market (the "Little Rock Disposition") pursuant to an agreement with Clear Channel Radio, Inc. The aggregate sale price was $20.0 million. The Company did not recognize a gain or loss on the Little Rock Disposition. During the period from the date of acquisition through date of sale, the Company capitalized a loss of approximately $235,000, including interest expense, related to the stations sold pursuant to the Little Rock Disposition. The Company used the proceeds of the disposition to repay outstanding indebtedness under the Amended Credit Agreement (See Note 7).

         The Company's acquisitions were recorded using the purchase method of accounting. The operating results of the acquired stations are included in the accompanying statement of operations from their respective dates of acquisition or from the date the respective LMA or JSA began, as appropriate. The following unaudited supplemental pro forma information is presented as if the Company had completed all of the acquisitions and related financings consummated as of December 31, 1997, as if they had occurred on January 1, 1996, and had not entered into the Wichita JSA:

                                                      Year ended
                                                     December 31,
                                                1996(1)           1997
                                                -------           ----

Net revenue                                   $32,397,000       $37,145,000
Operating income                                  950,000         2,984,000
Net loss applicable to common stock           (10,412,000)       (8,378,000)
Net loss per common share - basic                   (2.13)            (1.72)
Common shares outstanding - basic               4,877,000         4,882,000
------------
(1) Includes a charge of $300,000, or $0.06 per share for DOJ information request costs.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


5.       ACQUISITIONS AND OPERATING AGREEMENTS (Continued)

RETENTION OF GOLDMAN, SACHS & CO.

         In pursuing the Company's acquisition strategy, management is aware that the Company's current group of stations combined with the aggressive thrust towards consolidation in the industry may present an attractive opportunity to maximize shareholder value through a sale of the Company's assets by the combination of the Company's business with that of a larger broadcasting company. The Company has engaged Goldman, Sachs & Co. to actively explore alternatives to maximize shareholder value and will continue to consider all available opportunities.

6.        INTANGIBLE ASSETS

         Intangible assets consisted of the following:

                                                             December 31,
                                                          1996             1997
                                                          ----             ----
FCC licenses                                           $57,216,577      $102,601,420
Organization costs                                         478,644           478,644
Deferred financing costs                                   826,948         1,699,809
Goodwill                                                 7,629,550        10,797,238
                                                     -------------    --------------
                                                        66,151,719       115,577,111
Less accumulated amortization                             (992,296)       (3,903,245)
                                                     -------------    --------------
                                                       $65,159,423      $111,673,866
                                                     =============    ==============
7.       LONG TERM DEBT

         Long term debt consisted of the following:
                                                             December 31,
                                                          1996             1997
                                                          ----             ----
Credit Agreement                                       $13,000,000       $        -
Amended Credit Agreement                                         -        58,500,000
Pinnacle Acquisition                                             -         1,833,392
                                                     -------------     -------------
Total debt                                              13,000,000        60,333,392
Less current portion                                      (179,400)      (59,389,996)
                                                     -------------       -----------
                                                       $12,820,600       $   943,396
                                                     =============       ===========

         In May 1997, the Company amended and restated its existing $40 million credit facility ("Credit Agreement") with a $80 million credit facility (the "Amended Credit Agreement") obtained from AT&T-CFC and Union Bank of California, N.A. ("UBOC") (collectively the "Lenders"). The Amended Credit Agreement is comprised of four tranches. The first tranche, in the amount of $35.0 million, is a reducing revolver with principal payments due commencing on July 1, 1998 with a maturity of April 1, 2004. As of December 31, 1997, the Company owes less than the maximum amount under this tranche, therefore, the

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997

7.       LONG TERM DEBT (Continued)

first principal payment would be due July 1, 1999. Future advances under this tranche would accelerate the due date of the first principal payment. The second tranche, in the amount of $25.0 million, is a term loan, with quarterly principal payments due commencing July 1, 1998 with a maturity of July 1, 2004. The third tranche, in the amount of $20.0 million, was a bridge loan which was fully repaid on October 1, 1997 in connection with the Little Rock Disposition. The fourth tranche, in the amount of $20.0 million, is an acquisition loan with the same terms as the second tranche.

         Loans under the Amended Credit Agreement bear interest at a floating rate equal to either, at the option of the Company, a base rate which approximates prime plus an applicable margin, or the LIBOR rate plus an applicable margin. As of December 31, 1997, the applicable margin for (i) the first tranche was 1.75% for base rate loans and 2.75% for LIBOR rate loans and
(ii) the second and fourth tranches was 2.50% for base rate loans and 3.50% for LIBOR rate loans. The applicable margin for the third tranche, which was repaid in full on October 1, 1997, was 2.25% for base rate loans and 3.25% for LIBOR rate loans.

         In connection with the Amended Credit Agreement, the Company wrote off all deferred financing costs related to the Credit Agreement resulting in an extraordinary loss of $958,080 being recorded in the accompanying consolidated statements of operations.

         The obligations of the Company's subsidiaries under the Amended Credit Agreement are secured by a first priority security interest in all existing and after acquired property of the Company's subsidiaries, with the exception of FCC licenses and authorizations to the extent it is unlawful to grant a security interest in such licenses and authorizations, and all issued and outstanding capital stock of the Company's subsidiaries. All outstanding indebtedness under the Amended Credit Agreement is guaranteed by the Company. The Amended Credit Agreement also contains financial leverage and coverage ratios, and restrictions on capital expenditures and other payments. As of December 31, 1997, the Company did not meet certain financial covenants. The Company's lenders have granted it waivers as of December 31, 1997 with respect to these covenants. Management believes that it is probable that it will not comply with one of these covenants in its quarterly tests during 1998 and the lenders have indicated that they are only willing to grant waivers on a quarter by quarter basis. Accordingly, the entire debt outstanding under the Amended Credit Agreement has been reclassified as a current liability on its balance sheet for the year ended December 31, 1997. Based on discussions with its lenders, management is confident that, if required, it will be able to obtain the appropriate waivers in the future. However, in the event that such waivers are not granted, management, after consultation with its regular financing sources, believes that the Company would be able to refinance the Amended Credit Agreement on acceptable terms.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


7.       LONG TERM DEBT (Continued)

         Pursuant to the terms of the Amended Credit Agreement, the Company's subsidiaries pay a fee of 1/2 of 1% quarterly related to the unused portion of the $80 million facility commitment. For the period beginning May 31, 1997 to December 31, 1997, approximately $30,000 was recorded as interest expense in the accompanying consolidated statements of operations in connection with the unused facility fee.

         In connection with the Pinnacle Acquisition, the Company delivered to the sellers, at the time of acquisition, promissory notes which accrue interest at 6% per annum and are payable in two installments in May, 1998 and 1999. Additionally, the Company assumed a note payable to a bank in the amount of $525,000 which bore interest at a rate 1/2 of 1% under prime. This note payable was subsequently repaid in November, 1997.


         After reclassification aggregate maturities of long-term debt due within the next five years ending December 31, and thereafter are as follows:

                  1998                            $ 59,389,996
                  1999                                 943,396
                                                 -------------
                                                  $ 60,333,392
                                                 =============
8.       STOCKHOLDERS' EQUITY

         The Company recorded compensation expense, in the accounting period in which the Initial Public Offering was consummated, in an amount of $70,000 in connection with the issuance of 25,000 shares of Class A Common Stock to Mr. Miller. The Company incurs noncash compensation expense of approximately $34,000 per quarter for the five years following the closing of the Initial Public Offering in connection with the issuance of 244,890 shares of Class B Common Stock to Mr. Feuer pursuant to his employment agreement. During the period from June 29, 1995 (Company's Inception) to December 31, 1995, and the years ended December 31, 1996 and 1997, the Company recorded deferred compensation expense of approximately $45,000, $136,000, and $136,000, respectively, in connection with the shares issued to Mr. Feuer.

         On July 6, 1996, the Company completed a recapitalization whereby all of its outstanding Common Stock was exchanged for 25,000 shares of Class A Common Stock, 244,890 shares of Class B Common Stock, and 1,444,366 shares of Class D Common Stock. In addition, 367,344 shares of Class C Common Stock were sold to certain investors for $3,673 in lieu of paying a commitment fee on a proposed bridge loan that the Company later determined not to utilize. During the years ended December 31, 1996 and 1997, receptively, 317,344 and 19,000 shares of Class C Common Stock were converted to Class A Common Stock.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


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

         On February 8, 1996, the Board issued to certain officers, directors and advisors (i) 282,500 shares of Series B Convertible Preferred Stock convertible into Class A Common Stock in the event the market price of the Class A Common Stock is greater than or equal to $14.00 per share for 20 consecutive trading days and (ii) 282,500 shares of Series B Convertible Preferred Stock convertible into Class A Common Stock in the event the market price of the Class A Common Stock is greater than or equal to $15.00 per share for 20 consecutive trading days. The Series B Convertible Preferred Stock vests in equal installments over a five year period beginning one year from the date of issuance. During the period in which the Series B Convertible Preferred Stock becomes convertible, the Company will incur substantial non cash charges to earnings based on the fair value of the stock amortized over the remaining vesting period, if any.

         The Company's Board can determine when, and on what terms, each share of Blank Check Preferred would be issued. Accordingly, the Board may, at its discretion, upon issuance of the shares of Blank Check Preferred, or any portion thereof, designate rights, limitations, powers and preferences without further authorization by stockholders.

MANDATORY CONVERTIBLE PREFERRED STOCK

         The Mandatory Convertible Preferred Stock ranks senior to each other class or series of capital stock. Holders are entitled to receive dividends accruing at the rate of 9% per annum. On the June 30, 2000 mandatory conversion date, the Mandatory Convertible Preferred Stock then outstanding will convert automatically into shares of Class A Common Stock. The mandatory conversion rate is determined by the market price of the Company's Class A Common Stock at the time and shall not be greater than 1.15 or less than .833. The Preferred Stock, at the option of the holder, is convertible, subject to a conversion rate, to the Company's Class A Common Stock, after June 30, 1996. The Preferred Stock is not redeemable by the Company prior to June 30, 1999. Each share of the Preferred Stock is entitled to eight votes. Upon a change in control, as defined, the holders are entitled to a special conversion right in which the maximum conversion rate is 1.5. The liquidation preference is equal to the greater of $10.50 per share or the current market price of the Company's Class A Common Stock on such date.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997

8.       STOCKHOLDERS' EQUITY (Continued)

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

         Each share of Class B Common Stock, Class C Common Stock, and Class D Common Stock automatically converts into one share of Class A Common Stock upon its sale or transfer, subject to FCC approval. In addition, each share of Class D Common Stock is also convertible into one share of Class B Common Stock, subject to certain conditions including FCC approval. Except as required by law, holders of Class C and D Common Stock and Series B Convertible Preferred Stock have no voting rights.

         Holders of shares of Common Stock are entitled to receive dividends as may be declared by the Board of Directors. Payment of dividends is limited by the terms of the Mandatory Convertible Preferred Stock.

         At December 31, 1997, the Company had reserved (i) approximately 11.9 million shares of Class A Common Stock for issuances under the Company's Stock Option Plans (see Note 11), conversion of the outstanding shares of Class B Common Stock, Class C Common Stock, Class D Common Stock, the Preferred Stock and the Series B Convertible Preferred Stock, and issuance upon exercise of the warrants granted to the underwriters in the Company's Initial Public Offering, and (ii) approximately 1.4 million shares of Class B Common Stock reserved for issuance upon the conversion of the outstanding shares of Class D Common Stock.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997

8.       STOCKHOLDERS' EQUITY (Continued)

UNDERWRITER WARRANTS

         In connection with the Initial Public Offering, the Company issued 240,000 warrants to the underwriters each convertible into one share of the Company's Class A Common Stock. Each warrant is exercisable for a share of Class A Common Stock during the three year period commencing September 7, 1997 at an exercise price equal to $7.43.

9.       COMMITMENTS AND CONTINGENCIES

COMPENSATION AND OTHER AGREEMENTS

         The Company and Mr. Feuer entered into an employment agreement commencing September 13, 1995, which provides that Mr. Feuer will serve as the Company's President and Chief Executive Officer for a five year term; and provides for an annual base compensation of $150,000, with annual increases tied to the Consumer Price Index. Mr. Feuer will also receive a minimum annual bonus and additional amounts based upon achievement of mutually agreed upon performance goals and discretionary amounts. During 1995, 1996 and 1997, the Company made loans to Mr. Feuer which have been partially offset by bonuses earned (See Note 10).

         The Company has a financial consulting agreement with The Sillerman Companies ("TSC"), a related party, by assignment from SCMC, pursuant to which TSC provides financial and advisory services. The TSC agreement, as amended in November 1996, provides for annual advisory fees of $500,000 per year. The Company also pays $2,500 per month as compensation for services provided by TSC for the Corporate Secretary and investor relations functions. Payments for services under these arrangements aggregated approximately $20,000, $414,000 and $510,000 for the period from June 29, 1995 (Company's Inception) to December 31, 1995 and the years ended December 31, 1996 and 1997, respectively. Further, TSC may provide additional investment banking and advisory services for specifically designated projects for fees to be mutually agreed upon subject to approval by the members of the Board of Directors elected by the Class A Common Stockholders. Payments under this arrangement in connection with radio stations acquired and the placement of financing and issuance of equity were approximately $563,000, $2,259,000 and $797,000 for the period from June 29, 1995 (Company's Inception) to December 31, 1995 and the years ended December 31, 1996 and 1997, respectively. In connection with this agreement, the Company makes advance payments of $500,000 annually for these investment advisory services which will be repaid only out of fees earned under the TSC agreement or upon a change of control, as defined.

         TSC and the Company have agreed that two thirds of the fees will be deferred during any period for which the Company is in arrears with respect to payment of dividends on the Preferred Stock. TSC is entitled to be reimbursed for all reasonable out of pocket disbursements incurred by TSC in connection with the performance of services. The Company will also indemnify TSC and its directors, officers, employees, affiliates and agents, and any person controlling such persons, with respect to any and all losses, claims, damages or liabilities, joint or several, to which any such indemnified party may be subject, and any and all expenses incurred in connection with any such claim, action or proceedings, insofar as such

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


9.       COMMITMENTS AND CONTINGENCIES (Continued)

losses, claims, damages, liabilities, actions, proceedings or expense arise out of or are based upon any matters that are the subject of this agreement, except with respect to such indemnified amounts that arise out of reckless or willful misconduct of such indemnified person.

         On September 13, 1995, the Company entered into an agreement with Pourtales (the "Shared Expense Agreement") to share certain expenses with Pourtales until the consummation of the Pourtales Acquisition (the "Shared Expense Period"). Pursuant to the Shared Expense Agreement, during the Shared Expense Period, Pourtales paid the Company $11,000 per month as consideration for Pourtales' use of the Company's corporate headquarters and the services and facilities related thereto, and for Mr. Feuer's radio programming consulting services provided to Pourtales. In addition, Pourtales reimbursed the Company approximately $5,000 per month, during the Shared Expense Period, for the use of certain services of Triathlon's Corporate Controller. The Company obtained the lease to its corporate headquarters on September 13, 1995 by assignment from Force II Communications, a corporation wholly owned by Mr. Feuer.

LEASE OBLIGATIONS

         The Company has entered into various operating and capital leases for the rental of office space, property and equipment. Future minimum rental payments under leases with terms greater than one year as of December 31, 1997 are as follows:

                                         OPERATING         CAPITAL
                                          LEASES           LEASES

1998                                    $   891,129         $  64,734
1999                                        737,532            42,836
2000                                        558,449            35,962
2001                                        431,349            23,857
2002                                        392,117                 -
Thereafter                                2,509,938                 -
                                          ---------          --------

Total minimum lease payments              5,520,514           167,389
Less imputed interest                             -           (33,164)
                                        -----------          --------
Present value of minimum lease payments  $5,520,514          $134,225
                                         ==========          ========

         Rent expense for the period from the Company's Inception to December 31, 1995 and the years ended December 31, 1996 and 1997, was approximately $15,600, $416,000 and $795,000, respectively. The present value of minimum capital lease payments is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


9.       COMMITMENTS AND CONTINGENCIES (Continued)

         The Company has entered into various sub-leases to generate income from surplus tower and office space. Future minimum rental income receipts the Company will receive under sub-leases with terms greater than one year as of December 31, 1997 are as follows:

                                                      OPERATING
                                                       LEASES
                                                     -----------
1998                                                 $    45,946
1999                                                      42,919
2000                                                      43,411
2001                                                      27,920
2002                                                      20,774
Thereafter                                                     -
                                                     -----------
Future minimum rental income receipts                  $ 180,970
                                                       =========


10.      RELATED PARTY TRANSACTIONS

         Liabilities to affiliates for the period from June 29, 1995 (Company's Inception) to December 31, 1995 include $10,000 to SCMC under the SCMC Agreement and approximately $134,000 to Pourtales for amounts due under the KEYN-FM JSA, for the year ended December 31, 1996 include approximately $270,000 payable to SCMC and SFX related to the TSC Agreement and approximately $65,000 payable to SFX related to the KOLL-FM LMA and for the year ended December 31, 1997 include approximately $40,000 relating to the financial consulting agreement with TSC.

         During 1997, the Company loaned Mr. Feuer (Company's President and Chief Executive Officer), $150,000 which accrues interest at a rate of 7.25%, for which he pledged 35,294 shares of Class B Common Stock. All interest and principal are due September 9, 2002. The loan has been recorded as a notes receivable from officer in the accompanying consolidated balance sheets. In addition, the Company loaned to Mr. Feuer $25,000 in each of May, July and October 1996, and January 1997. The loans granted in May and July 1996 were offset against a bonus in the amount of $50,000 which was approved by the Board on April 30, 1997. On that date, the Board also granted to Mr. Feuer an additional loan in the amount of $50,000 (the "Additional Loan"). The loans granted in October 1996 and January 1997 have been restated to provide, and the Additional Loan provides, that these loans do not bear interest and mature at September 13, 2000, or, if extended, at the end of the extension period. The loans further provide that, in the event of a change of control or upon termination of Mr. Feuer's employment agreement prior to September 13, 2000, unless extended, these loans will be forgiven. The loans have been recorded as a long term notes receivable from officer in the accompanying consolidated balance sheets. Additionally, the Company loaned to Mr. Feuer $25,000 in each of April, July and October 1997 as advance payments of his future bonus. These loans to Mr. Feuer have been classified as a notes receivable from officer.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


11.  STOCK OPTIONS AND OTHER COMPENSATION PLANS

STOCK OPTION PLANS

         The Company's stockholders have approved the Triathlon Broadcasting Company 1995 and 1996 Stock Option Plans (the "Plans"). The Plans provide for a grant of nonqualified and incentive stock options to purchase up to 600,000 shares of Class A Common Stock to eligible employees and advisors. Under the 1995 Plan, options with respect to 111,500 shares of Class A Common Stock were granted on October 30, 1995 comprised of (i) options to purchase 31,500 shares of Class A Common Stock granted to certain officers, directors and employees are exercisable at $11.50 per share, have a ten year term and vest in equal installments on October 30, 1996 and October 30, 1997, (ii) options to purchase 80,000 shares of Class A Common Stock granted to Radio Investors and other affiliates of SCMC are exercisable at $5.50 per share, have a ten year term and vest in equal installments on October 30, 1996 and October 30, 1997.

         Under the 1996 Plan, options with respect to 136,950 shares of Class A Common Stock were granted on August 7, 1996 and 2,000 options were granted on July 30, 1997 to certain officers, directors and employees. The options are exercisable from $7.50 to $7.63 and vest gradually over various period in accordance with the terms of the individual awards.

         The 1997 Stock Option Plan was approved by the Company's Board of Directors. However, the Company has not granted any options under that plan.

         In 1996, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation"("FAS 123") which established financial accounting and reporting standards for stock based employee compensation plans including, stock purchase plans, stock options, restricted stock and stock appreciation rights. As permitted by FAS 123, the Company elected to continue accounting for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

         The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Company's Plans been determined based on the fair market value at the date of grant for the awards in 1995, 1996 and 1997, consistent with the provisions of FAS 123, the Company's net loss and net loss per common share would have been as follows:

                                              June 29, 1995
                                          (Company's Inception)       Year ended
                                             to December 31,          December 31,
                                                  1995           1996           1997
                                                  ----           ----           ----
Pro forma net loss applicable to common
   stockholders                                $  (494,000)   $(5,453,000)    $(7,612,000)
Pro forma loss per basic common share          $     (0.23)   $     (1.13)    $     (1.56)


               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


11.  STOCK OPTIONS AND OTHER COMPENSATION PLANS (Continued)

         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional amounts may be granted in future years. The fair value of the options was estimated at the date of grant using the Black Sholes model with the following weighted average assumptions:

                                      June 29, 1995
                                  (Company's Inception)     Year ended
                                     to December 31,        December 31,
                                          1995         1996           1997
                                          ----         ----           ----

Expected dividend yield                          -            -               -
Expected stock price volatility              48.2%        48.2%           44.7%
Risk free interest rate                      5.12%        6.43%           6.04%
Expected life of options                3.41 years      7 years         7 years

         A summary of the Company's stock option activity, and related information is as follows:

                                                       December 31,
                                            1995          1996          1997
                                            ----          ----          ----

Options outstanding at beginning of year         -          111,500    248,450
Weighted average option exercise price           -            $7.20      $7.43
Options granted                            111,500          136,950      2,000
Weighted average option exercise price       $7.20            $7.63      $7.50
Options expired or canceled                      -                -    (13,100)
Options outstanding at end of year         111,500          248,450    237,350
Weighted average option exercise price       $7.20            $7.43      $7.38
Options exercisable at end of year               -           55,750    110,400

         At December 31, 1997, options outstanding had a weighted average exercise price of $7.38 and expiration dates of October 30, 2005, August 7, 2006 and July 30, 2007.

OTHER COMPENSATION PLANS

         On October 30, 1995, certain officers and directors received the right to a cash bonus in the amount of $120,000, representing the difference between $5.50, the price of the Class A Common Stock at the Initial Public Offering, and $11.50, the closing price of the Class A Common Stock on October 30, 1995, multiplied by 20,000. The bonus vested in two equal installments on October 30, 1996 and October 30, 1997 and will be paid upon the exercise of the options. In addition to the option grants under the 1995 Stock Option Plan, on October 30, 1995 the Company's Board of Directors granted "cash only stock appreciation rights" with respect to 7,000 shares of Class A Common Stock to other directors. The amount due for the cash only stock appreciation rights will be calculated by multiplying the number of shares by the difference between $5.50 and the price of the Class A Common Stock on October 30, 2000. The rights vested over the two year period ending October 30, 1997 and will be paid on October 30, 2000.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997

11.  STOCK OPTIONS AND OTHER COMPENSATION PLANS (Continued)

         On January 31, 1996, the Company granted "cash only stock appreciation rights" with respect to 4,000 shares of Class A Common Stock to directors of the Company. The value of these cash only stock appreciation rights will be calculated by adding the sum of (i) one half of the number of shares times the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if prior to such date the price of the Class A Common Stock was equal to or greater than $14.00 for 20 consecutive trading days and (ii) one half of the number of shares times the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if prior to such date the price of the Class A Common Stock was equal to or greater than $15.00 for 20 consecutive trading days. The cash only stock appreciation rights will be paid on January 31, 2001.

         During the period from June 29, 1995 (Company's Inception) to December 31, 1995 and the years ended December 31, 1996 and 1997, non cash compensation charges relating to the issuance of options, Series B Convertible Preferred Stock and cash only rights aggregated approximately $227,000, $366,000 and $390,000, respectively.

12.      INCOME TAXES

         The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns.

         For the years ended December 31, 1997 and 1996, the Company generated tax losses. Accordingly, no provision for income taxes was recorded.

         The Pourtales Acquisition which occurred during 1996 resulted in the recognition of deferred tax liabilities of approximately $5,128,000 under the purchase method of accounting. This amount was based upon the excess of the financial statement basis over the tax basis in net assets, principally FCC Licenses. In connection with the Pourtales Acquisition, the Company succeeded to approximately $3,955,000 of net operating loss ("NOL") carryforwards, the utilization of which are subject to various limitations.

         As of December 31, 1997, the Company has approximately $9.9 million of total remaining NOL carryforwards. Some or all of the Company's NOL carryforwards may be subject to an annual limitation on future utilization resulting from historical changes in the Company's ownership. Management believes that the imposition of such limitations would not have a material effect on its financial position or results of operations. Future changes in the Company's ownership could have the effect of imposing a further limitation on the future utilization of the NOLs. The Company's NOL carryforwards expire at various dates during the six year period beginning in 2006.

               TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES

                               DECEMBER 31, 1997


12.      INCOME TAXES (Continued)

         The principal components of the Company's deferred tax assets and liabilities at:

                                                   December 31,
                                               1996             1997
                                               ----             ----
Deferred tax assets:
   Deferred compensation                    $   126,500     $     226,959
   Net operating loss                         1,487,400         3,870,144
   Allowance for doubtful accounts              174,600           230,045
   Fixed assets                                  76,600                 -
                                           ------------------------------
                                              1,865,100         4,327,148
   Valuation allowance                       (1,498,900)       (1,951,391)
                                             ----------       -----------
Total deferred tax asset                        366,200         2,375,757

                                                   December 31,
                                               1996             1997
                                               ----             ----
Deferred tax liabilities:
   Fixed Assets                                       -           610,520
   Intangible assets                          7,995,750         9,394,787
                                            -----------       -----------
Total deferred tax liabilities                7,995,750        10,005,307
                                            -----------        ----------

Net deferred tax liability                   $7,629,550        $7,629,550
                                             ==========        ==========

         The reconciliation of income tax attributable to operations before the extraordinary item computed at the U.S. federal statutory tax rates to income tax expense is:

                                                              Company's
                                                            Inception to                Year Ended
                                                            December 31,               December 31,
                                                                1995              1996             1997
                                                                ----              ----             ----

Provision (benefit) at statutory rate of 35%                  $  (464,900)     $  (248,100)      $  (639,312)
Valuation allowance adjustments                                   462,400          135,400           452,491
Deferred compensation                                                   -          104,130            68,449
Goodwill amortization                                                   -                -            49,920
Meals, entertainment and other                                      2,500            8,570            68,402
                                                              -----------      -----------       -----------
                                                              $         -      $         -       $         -
                                                              ===========      ===========       ===========

13.      401(k) PLAN

         During 1995, the Company established a 401(k) Plan (the "Plan") for the benefit of all eligible employees. Eligible participants under the Plan are defined as all full-time employees with 90 days of service. All eligible participants may elect to contribute a portion of their compensation to the Plan subject to Internal Revenue Service limitations. The Company may make discretionary matching contributions to the Plan, subject to Board of Director approval. No contributions were made during the Plan years ended December 31, 1996 and 1997.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES


                     SCHEDULE II - VALUATION AND QUALIFYING
             ACCOUNTS FOR THE PERIOD FROM JUNE 29, 1995 (COMPANY'S
                        INCEPTION) TO DECEMBER 31, 1995
                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                            Additions
                                            Balance at     Charged to                                    Balance at
                                           Beginning of     Costs and                                      End of
Description                                    Year         Expenses       Deductions    Acquisitions       Year
-----------                                    ----         --------       ----------    ------------       ----
Allowance for doubtful accounts:
  Company's Inception to
      December 31, 1995                   $         -   $      21,841       $      -   $      85,000  $    106,841
  Year ended December 31, 1996                106,841         298,591        124,026         123,994       405,400
  Year ended December 31, 1997                405,400         561,409        376,949               -       589,860