Form 10-Q
period 1998-03-31
TRIATHLON BROADCASTING CO
filed 1998-05-15
CIK 947718

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1998

[    ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
                           ACT OF 1934

         For the transition period from ---------------- to -------------------

                         Commission File Number 0-26530


                         TRIATHLON BROADCASTING COMPANY
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     33-0668235
   State or other jurisdiction of                     (IRS Employer
    Corporation or organization)                    Identification No.)


                                Symphony Towers
                            750 B Street, Suite 1920
                              San Diego, CA 92101
                    (Address of principal executive offices)

                                 (619) 239-4242
                        (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, Class D Common Stock, $.01 par value, and Depositary Shares, each representing a one tenth interest in a share of 9% Mandatory Convertible Preferred Stock, outstanding as of May 8, 1998, was 3,172,533, 244,890, 31,000, 1,444,366, and 5,834,000, respectively.

                         TRIATHLON BROADCASTING COMPANY
                                   FORM 10-Q
                                     INDEX


                                                                                             Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed consolidated balance sheets - March 31, 1998 (unaudited) and December
         31, 1997                                                                              3

Condensed consolidated statements of operations - Three months ended March 31,
         1998 and 1997 (unaudited)                                                             4

Condensed consolidated statements of cash flows - Three months ended March 31,
         1998 and 1997 (unaudited)                                                             5

Condensed consolidated statements of stockholders' equity - Three months ended
         March 31, 1998 (unaudited)                                                            6

Notes to condensed consolidated financial statements                                           7


Item 2 - Management's Discussion and Analysis of Financial Condition and Results
          of Operation                                                                       10


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                     16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                 March 31,             December31,
                                                                                   1998                  1997(1)
                                                                                   ----                  -------
                                                                               (unaudited)
ASSETS
     Current Assets
         Cash and cash equivalents                                               $   1,570             $   1,771
         Accounts receivable, net of allowance
              for doubtful accounts                                                  6,207                 7,510
         Notes receivable from officer                                                 100                    75
         Other current assets                                                          536                   875
                                                                               -----------           -----------
              Total current assets                                                   8,413                10,231

     Property and equipment - less accumulated
         depreciation and amortization                                              10,118                10,280
     Intangible assets, net of accumulated amortization                            110,826               111,674
     Notes receivable from officer                                                     250                   250
     Long term note receivable                                                         252                   266
     Other assets                                                                       40                    40
                                                                               -----------           -----------
                                                                                  $129,899              $132,741
                                                                                  ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
         Accounts payable and accrued expenses                                  $    5,399            $    6,056
         Due to affiliates                                                              88                    40
         Amended Credit Agreement                                                   58,500                58,500
         Current portion of other long term debt                                       890                   890
         Non-compete payable - current portion                                         150                   150
                                                                               -----------           -----------
              Total current liabilities                                             65,027                65,636

     Other long term debt, less current portion                                        943                   943
     Non-compete payable, less current portion                                         444                   481
     Deferred compensation                                                             154                   155
     Deferred taxes                                                                  7,630                 7,630

     Stockholders' equity
         Preferred stock                                                                12                    12
         Common stock                                                                   49                    49
         Paid-in-capital                                                            59,859                61,236
         Deferred compensation                                                        (329)                 (363)
         Accumulated deficit                                                        (3,890)               (3,038)
                                                                                ----------            ----------
         Total stockholders' equity                                                 55,701                57,896
                                                                                ----------            ----------
                                                                                  $129,899              $132,741
                                                                                  ========              ========

(1) The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                  (unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                    1998            1997
                                                    ----            ----

Net revenues                                        $  8,895      $   5,661
Operating expenses
     Station operating expenses                        6,410          4,406
     Depreciation and amortization                     1,181            752
     Corporate expenses                                  517            490
     Deferred compensation                                33            100
                                                  ----------      ---------
         Total operating expenses                      8,141          5,748
                                                  ----------      ---------
Operating income (loss)                                  754            (87)
Interest expense - net                                (1,606)          (570)
                                                  ----------      ---------
Net loss                                                (852)          (657)
Preferred stock dividend requirement                  (1,377)        (1,377)
                                                  ----------      ---------
Net loss applicable to common stock                  $(2,229)       $(2,034)
                                                     =======        =======

Net loss per basic common share                     $  (0.46)      $  (0.42)
                                                    ========        =======

Weighted average basic common shares outstanding       4,893          4,862


     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)



                                                                           Three Months Ended March 31,
                                                                           ----------------------------
                                                                               1998        1997
                                                                             --------    --------
Cash flow from operating activities                                          $  1,342    $    596

Cash flow from investing activities
     Acquisition of net assets of radio stations including
        advance fees and deposits                                                --       (17,545)
     Capital expenditures                                                        (166)       (181)
     Due to affiliate                                                            --            82
                                                                             --------    --------
         Net cash used in investing activities                                   (166)    (17,644)

Cash flow from financing activities
     Borrowings                                                                  --        18,000
     Payment of preferred stock dividends                                      (1,377)     (1,377)
                                                                             --------    --------
         Net cash (used in) provided by financing activities                   (1,377)     16,623

Net decrease in cash and cash equivalent                                         (201)       (425)
Cash and cash equivalents at beginning of period                                1,771       3,083
                                                                             --------    --------
Cash and cash equivalents at end of period                                   $  1,570    $  2,658
                                                                             ========    ========

Supplemental cash flow information:
     Interest paid                                                           $  1,628    $    794
     Issuance of Class A Common Stock in connection
         with acquisitions                                                   $     --    $    237


     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                (in thousands)
                                  (unaudited)


                         Series B     Mandatory                                                                            Total
                        Convertible  Convertible  Class A  Class B  Class C  Class D                                       Stock-
                         Preferred    Preferred   Common   Common   Common   Common   Paid-In   Deferred     Accumulated   holders
                           Stock        Stock      Stock    Stock    Stock    Stock   Capital  Compensation    Deficit     Equity
                           -----        -----      -----    -----    -----    -----   -------- -----------     -------     ------
Balances at
  January 1, 1998            $6          $6         $32      $2        $1       $14    $61,236   $(363)       $(3,038)     $57,896

Deferred compensation        --          --          --      --        --       --         --       34             --           34

Dividends on
  Mandatory Convertible
     Preferred Stock
       ($0.236 per share)    --          --          --      --         --       --     (1,377)     --             --       (1,377)

Net loss                     --          --          --      --         --       --         --      --           (852)        (852)
                            ----        ----        ----    ----      ----     ----    -------   ------        -------    ---------
Balances at
  March 31, 1998             $6          $6         $32      $2         $1      $14    $59,859   $(329)       $(3,890)    $ 55,701
                            ====        ====        ====    ====      ====     ====    =======   ======        =======    =========

     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 31, 1998
                                  (unaudited)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

         Triathlon Broadcasting Company (the "Company") was incorporated in Delaware on June 29, 1995, and on that date the stockholders of Triathlon Broadcasting Company, Inc., a New York corporation ("Triathlon New York"), contributed all of their shares of Triathlon New York's Common Stock to the Company in exchange for all of the Company's Common Stock. The exchange of common stock was accounted for as a business combination among companies under common control. The Company was organized for the purpose of owning and operating radio stations primarily in medium and small sized markets in the midwestern and western United States. The Company commenced radio station ownership and operations on September 13, 1995.

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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Triathlon Broadcasting Company Annual Report on Form 10-K for the year ended December 31, 1997.

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

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 31, 1998
                                  (unaudited)

NOTE 3 - INDEBTEDNESS

         On May 30, 1997, the Company entered into an Amended and Restated Loan Agreement (the "Amended Credit Agreement") with AT&T Commercial Finance Corporation and Union Bank of California, N.A. (collectively the "Lenders"), in an aggregate amount of $80 million. The purpose of the agreement was to refinance existing debt, finance acquisitions and support working capital needs.

         The Amended Credit Agreement contains financial leverage and coverage ratios, and restrictions on capital expenditures and other payments. As of March 31, 1998, the Company did not meet certain financial covenants. The Company has requested from the Lenders a waiver of the covenants not met as of March 31, 1998. Although no assurance can be given, the Company believes that such waiver will be granted based on discussions the Company has had with the Lenders. Management believes that it is probable that it will not comply with certain covenants in its quarterly tests during 1998 and the Lenders have indicated that they are only willing to grant waivers on a quarter by quarter basis. Accordingly, the entire debt outstanding under the Amended Credit Agreement has been reclassified as a current liability on the Company's condensed consolidated balance sheet as of March 31, 1998. Based on discussions with the Lenders, management is confident that, if required, it will be able to obtain the appropriate waivers in the future. However, in the event that such waivers are not granted, management, after consultation with its regular financing sources, believes that the Company would be able to refinance the Amended Credit Agreement on acceptable terms. See "Item 2. Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

NOTE 4 - DOJ INFORMATION REQUEST

         Following the passage of the Telecommunications Act of 1996, the Department of Justice, Antitrust Division ("DOJ") indicated its intention to investigate certain existing industry practices that had not been previously subject to anti trust review. The Company has received information requests regarding the joint selling agreement ("JSA") the Company had from September 1 to December 31, 1996 in the Wichita, Kansas market and the JSA the Company has in the Colorado Springs, Colorado and Spokane, Washington markets (the "Citadel JSA"). These information requests also cover another JSA which the Company has in Spokane, Washington. The Citadel JSA provided approximately 13% of the Company's net revenues during the three months ended March 31, 1998. In the event the DOJ requires the termination or modification of the Citadel JSA, the Company believes that it will not have a long-term material adverse effect on the Company because the Company believes that it can provide more efficiently the services currently performed by Citadel given the fee structure of the Citadel JSA. The Company has begun preparations for an orderly transition in the event that the DOJ requires the termination of the Citadel JSA.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 March 31, 1998
                                  (unaudited)

NOTE 5 - LOSS PER BASIC COMMON SHARE

         Loss per basic common share is based upon the net loss applicable to basic common shares which is net of preferred stock dividends and upon the weighted average of basic common shares outstanding during the period. The conversion of securities convertible into common stock and the exercise of stock options were not assumed in the calculation of loss per basic common share because the effect would be antidilutive.


NOTE  6 - INCOME TAXES

         For the three months ended March 31, 1998 and 1997, net income tax benefits of approximately $300,000 and $225,000, respectively, have been fully offset by a corresponding increase in the valuation allowance due to the uncertainty of realizing a tax benefit for the Company's losses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto. The following discussion contains certain forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, the level and volatility of interest rates, integration of the acquisitions completed during Fiscal Year 1997, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the effect of economic and market conditions, the impact of current or pending legislation and regulation and other factors, including those discussed in this document and in prior SEC filings, press releases and other public filings of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

GENERAL

         The Company owns and operates radio stations primarily in medium and small markets in the midwestern and western United States. The Company currently owns and operates, sells advertising on behalf of or provides programming to 10 AM and 22 FM radio stations in six markets and owns the Sports Network as set forth in the following chart:

                                                    AM               FM
                                                   ----             ----
Omaha, Nebraska(1)                                   1                3
Spokane, Washington(2)                               3                5
Wichita, Kansas                                      2                4
Colorado Springs, Colorado(3)                        2                2
Lincoln, Nebraska(1)                                 0                4
Tri-Cities, Washington(4)                            2                4
                                                   ---              ---
   Total                                            10               22
------------------
(1) The Company owns the Sports Network operating in Nebraska in addition to the stations in Omaha and Lincoln, Nebraska.
(2) Includes four stations for which Citadel Broadcasting Company sells advertising pursuant to a JSA and one station that is not owned by the Company but on which the Company sells advertising pursuant to a JSA.
(3) Consists of four stations owned by the Company for which Citadel Broadcasting Company sells advertising pursuant to a JSA.
(4) Includes two stations that are not owned by the Company but on which it provides programming services and sells advertising pursuant to local marketing agreements. The Tri Cities, Washington market consists of the cities of Richland, Kennewick and Pasco in the State of Washington.

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

         Following the passage of the Telecom Act, the DOJ indicated its intention to investigate certain existing industry practices that had not been previously subject to anti trust review. The DOJ is investigating the Citadel JSA in connection with the concentration of radio station ownership in the Colorado Springs, Colorado and Spokane, Washington markets. In a recent case unrelated to the Company, the DOJ has, for the first time, requested the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the area, control over more than 60% of radio advertising revenue in the area. The Citadel JSA provided approximately 13% of the Company's net revenues during the three months ended March 31, 1998. In the event that the DOJ requires the termination or modification of the Citadel JSA, the Company believes that such termination or modification would have a favorable long term impact on the Company's operations, although the Company may suffer a short term disruption in sales efforts caused by the transition, because the Company's income from the Citadel JSA, which is a share of the combined profits of the stations involved in the Citadel JSA, currently is negatively impacted by a disproportionate share of the combined operating expenses. The Company has begun preparations for an orderly transition in the event that the DOJ requires the termination of the Citadel JSA.

RESULTS OF OPERATIONS

         The Company's condensed consolidated financial statements are not directly comparable from period to period due to acquisition and disposition activity.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

         Net revenues increased approximately $3.2 million or 57% to approximately $8.9 million for the three months ended March 31, 1998 (the "1998 Quarter") from approximately $5.7 million for the three months ended March 31, 1997 (the "1997 Quarter") as a result of acquisitions consummated subsequent to March 31, 1997 as well as growth at continuously owned and operated stations. On a same station basis for the radio stations owned and operated as of March 31, 1998, net revenues increased by 10% to approximately $8.9 million for the 1998 Quarter from approximately $8.1 million for the 1997 Quarter. Despite the growth in net revenues, the Company has continued to be impacted by disruptions in sales efforts as a result of restructuring of sales management and turnover of sales staff of acquisitions consummated during the prior fiscal year.

         Station operating expenses increased by approximately $2.0 million or 45% to approximately $6.4 million for the 1998 Quarter from approximately $4.4 million for the 1997 Quarter primarily due to the inclusion of expenses related to the stations acquired subsequent to March 31, 1997. On a same station basis for the radio stations owned and operated by the Company as of March 31, 1998, operating expenses for the 1998 Quarter increased by 3% to approximately $6.4 million from approximately $6.2 million for the 1997 Quarter. The increase in operating expenses related principally to a larger volume of business during the 1998 Quarter reduced by the improved cost structure of stations acquired subsequent to March 31, 1997 and continuing implementation of the Company's cost reduction programs and efficiencies of combined operations.

         Broadcast Cash Flow ("BCF") increased by approximately $1.2 million or 98% to approximately $2.5 million for the 1998 Quarter from approximately $1.3 million for the 1997 Quarter. BCF as a percentage of net revenues increased to 28% for the 1998 Quarter versus 22% for the 1997 Quarter principally due to increases in net revenues exceeding increases in operating expenses. On a same station basis, BCF of approximately $2.5 million for the 1998 Quarter represented an increase of approximately 31% as compared to the 1997 Quarter BCF of approximately $1.9 million for the 1997 Quarter principally as a result of increased net revenues, improved cost structure of the newly acquired stations and the effects of the Company's cost reduction programs.

         Depreciation and amortization expense increased by 57% to approximately $1.2 million for the 1998 Quarter versus approximately $752,000 for the 1997 Quarter. The increase was principally attributable to the amortization of intangible assets resulting from acquisitions consummated subsequent to March 31, 1997.

         Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses were approximately $517,000 for the 1998 Quarter as compared to approximately $490,000 for the 1997 Quarter. Included in corporate expenses are fees of approximately $133,000 and approximately $142,000 for the 1998 Quarter and the 1997 Quarter, respectively, paid and or payable to SFX Entertainment, Inc. ("SFX Entertainment"), an affiliate, for financial, legal and advisory services rendered by The Sillerman Companies, an affiliate, under the Amended and Restated SCMC Agreement. The interests of SFX Broadcasting, Inc. ("SFX Broadcasting"), an affiliate, were assigned to SFX Entertainment in connection with the spin-off of SFX Entertainment from SFX Broadcasting in April, 1998. For more information, see "Item 13--Certain Relationships and Related Transactions," of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

         The Company recorded deferred compensation expense of approximately $33,000 for the 1998 quarter and approximately $100,000 for the 1997 Quarter. This recurring expense, not currently, and in some cases never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods.

         Operating income (net revenues less total operating expenses) for the 1998 Quarter was approximately $754,000 as compared to a loss of approximately $87,000 for the 1997 Quarter. This increase results principally from the inclusion of three full months of operations for stations acquired subsequent to March 31, 1997.

         Net interest expense for the 1998 Quarter was approximately $1.6 million as compared to approximately $570,000 for the 1997 Quarter. The net increase in expense was principally attributable to the increased borrowings to complete the acquisitions of radio stations subsequent to March 31, 1997.

         Net loss for the 1998 Quarter was approximately $852,000 as compared to a loss of approximately $657,000 for the 1997 Quarter. Net loss applicable to common stock for the 1998 Quarter was approximately $2.2 million as compared to approximately $2.0 million for the 1997 Quarter. The increased net loss and loss applicable to common stock resulted from the factors described above.


LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's principal sources of funds have been the proceeds from the Company's initial public offering on September 5, 1995 (the "Initial Public Offering") of approximately $12.9 million, net proceeds of approximately $56.4 million from the sale of preferred stock (the "Preferred Stock Offering") and the borrowing of $9.0 million and $40 million under loan agreements which have subsequently been refinanced with borrowing of $78.5 million under the Amended Credit Agreement. The cost of the acquisitions completed through March 31, 1998 of approximately $130.9 million were financed with the proceeds from the Initial Public Offering, the Preferred Stock Offering and the borrowings mentioned above. In addition, in October, 1997, the Company reduced it's outstanding indebtedness to the Lenders by $20.0 million with the proceeds of the disposition of radio stations KOLL FM, KSSN FM and KMVK FM, each operating in the Little Rock, Arkansas market.

         Cash flow provided from operating activities for the 1998 Quarter was approximately $1.3 million as compared to approximately $596,000 for the 1997 Quarter. The increase in cash flow from operating activities was principally due to growth in net revenues as compared to the 1997 Quarter. Cash used in investing activities was approximately $166,000 during the 1998 Quarter and approximately $17.6 million for the 1997 Quarter. The decrease related to the absence of radio station acquisition activity during the 1998 Quarter. Cash flow used for financing activities of approximately $1.4 million during the 1998 Quarter related to the payment of dividends to the preferred stockholders while the cash flow provided from financing activities during the 1997 Quarter of approximately $16.6 million principally related to additional borrowings.

         The Amended Credit Agreement contains financial leverage and coverage ratios, and restrictions on capital expenditures and other payments. As of March 31, 1998, the Company did not meet certain financial covenants. The Company has requested from the Lenders, a waiver of the covenants not met as of March 31, 1998. Although no assurance can be given, the Company believes that such waiver will be granted based on discussions the Company has had with the Lenders. Management believes that it is probable that it will not comply with one of these covenants in its quarterly tests during 1998 and the Lenders have indicated that they are only willing to grant waivers on a quarter by quarter basis. Accordingly, the entire debt outstanding under the Amended Credit Agreement has been reclassified as a current liability on its balance sheet as of March 31, 1998. Based on discussions with the Lenders, management is confident that, if required, it will be able to obtain the appropriate waivers in the future. However, in the
                                     -14-
event that such waivers are not granted, management, after consultation with its regular financing sources, believes that the Company would be able to refinance the Amended Credit Agreement on acceptable terms.

         For the remainder of 1998, the Company expects its capital needs, including interest expense, dividends, corporate expenses, capital expenditures and other commitments, to be approximately $12.0 million. It is anticipated the Company will be able to meet these obligations from cash on hand, cash provided from operations which assumes a substantial improvement in the operating results of the Company's radio stations and borrowing which may be available under the Amended Credit Agreement. The Company anticipates that future debt service, dividends, and other commitments will be met from cash on hand and cash provided from operations, which assumes a substantial improvement in the operating results of the Company's radio stations. There can be no assurance that the Company will be able to make these improvements which are subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

         The Company will be required to incur additional indebtedness or raise additional equity financing to fund its operations in the event that its operations do not improve and in connection with possible future acquisitions of radio properties and will likely need to incur or raise such additional financing when the balloon payments are due in 2004 under the Amended Credit Agreement. There can be no assurance that the Company will be able to incur such additional indebtedness or raise additional equity on terms acceptable to the Company, if at all. Without such sources of funding, it is unlikely that the Company will be able to continue to implement its acquisition strategy.

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

       27         Financial Data Schedule


         (b) Reports on Form 8-K

          None.


                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  TRIATHLON BROADCASTING COMPANY


                                  By: /s/  Norman Feuer
                                  --------------------------
                                  Chief Executive Officer

                                  By: /s/ William G. Thompson
                                  -----------------------------------
                                  Chief Financial Officer

Dated: May 15, 1998