Form 10-Q
period 1998-06-30
TRIATHLON BROADCASTING CO
filed 1998-08-14
CIK 947718

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, Class D Common Stock, $.01 par value, and Depositary Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, $.01 par value, outstanding as of August 10, 1998, was 3,175,645, 886,811, 31,000, 802,445, and 5,834,000, respectively.

                         TRIATHLON BROADCASTING COMPANY
                                   FORM 10-Q
                                     INDEX

                                                                           Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed consolidated balance sheets - June 30, 1998 (unaudited)
         and December 31, 1997                                                3

Condensed consolidated statements of operations - Three and six months
         ended June 30, 1998 and 1997 (unaudited)                             4

Condensed consolidated statements of cash flows - Six months
         ended June 30, 1998 and 1997 (unaudited)                             5

Condensed consolidated statement of stockholders' equity - Six months
         ended June 30, 1998 (unaudited)                                      6

Notes to condensed consolidated financial statements                          7


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           11


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                   20

Item 6 - Exhibits and Reports on Form 8-K                                    20

PART  I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           June 30,   December 31,
                                                             1998        1997(1)
                                                             ----        -------
                                                         (unaudited)
ASSETS
     Current Assets
         Cash and cash equivalents                        $     576    $   1,771
         Accounts receivable, net of allowance
              for doubtful accounts                           6,579        7,510
         Notes receivable from officer                          175           75
         Other current assets                                   487          875
                                                          ---------    ---------
              Total current assets                            7,817       10,231

     Property and equipment - less accumulated
         depreciation and amortization                        9,688       10,280
     Intangible assets, net of accumulated amortization     109,978      111,674
     Notes receivable from officer                              250          250
     Long term note receivable                                  232          266
     Other assets                                                40           40
                                                          ---------    ---------
                                                          $ 128,005    $ 132,741
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities
         Accounts payable and accrued expenses            $   5,182    $   6,056
         Due to affiliates                                      220           40
         Amended Credit Agreement                            59,500       58,500
         Current portion of other long term debt                943          890
         Non-compete payable - current portion                  150          150
                                                          ---------    ---------
              Total current liabilities                      65,995       65,636

     Other long term debt, less current portion                --            943
     Non-compete payable, less current portion                  406          481
     Deferred compensation                                      157          155
     Deferred taxes                                           7,630        7,630

     Stockholders' equity
         Preferred stock                                         12           12
         Common stock                                            49           49
         Paid-in-capital                                     58,482       61,236
         Deferred compensation                                 (295)        (363)
         Accumulated deficit                                 (4,431)      (3,038)
                                                          ---------    ---------
              Total stockholders' equity                     53,817       57,896
                                                          ---------    ---------
                                                          $ 128,005    $ 132,741
                                                          =========    =========

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

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                  (unaudited)

                                        Three Months Ended       Six Months Ended
                                             June 30,                June 30,
                                         1998        1997        1998        1997
                                         ----        ----        ----        ----
Net revenues                           $  9,570    $  7,953    $ 18,465    $ 13,614
Operating expenses
     Station operating expenses           6,713       5,805      13,123      10,211
     Depreciation and amortization        1,194         807       2,375       1,559
     Corporate expenses                     513         524       1,030       1,014
     Deferred compensation                   37          97          70         197
                                       --------    --------    --------    --------
         Total operating expenses         8,457       7,233      16,598      12,981
                                       --------    --------    --------    --------
Operating income                          1,113         720       1,867         633
Other expense                              (202)       --          (202)       --
Interest expense - net                   (1,452)       (941)     (3,058)     (1,511)
                                       --------    --------    --------    --------
Loss before extraordinary item             (541)       (221)     (1,393)       (878)
Extraordinary item - loss on early
     extinguishment of debt                --          (958)       --          (958)
                                       --------    --------    --------    --------
Net loss                                   (541)     (1,179)     (1,393)     (1,836)
Preferred stock dividend requirement     (1,377)     (1,377)     (2,754)     (2,754)
                                       --------    --------    --------    --------
Net loss applicable to common stock    $ (1,918)   $ (2,556)   $ (4,147)   $ (4,590)
                                       ========    ========    ========    ========

Loss per basic common share:
     Loss before extraordinary item    $  (0.39)   $  (0.32)   $  (0.85)   $  (0.74)
     Extraordinary item                $   --      $  (0.20)   $   --      $  (0.20)
                                       --------    --------    --------    --------
Net loss per basic common share        $  (0.39)   $  (0.52)   $  (0.85)   $  (0.94)
                                       ========    ========    ========    ========

Weighted average basic common
     shares outstanding                   4,893       4,881       4,893       4,871

     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)

                                                              Six Months Ended June 30,
                                                                  1998         1997
                                                                  ----         ----
Cash flow from operating activities                            $   1,623    $   1,102

Cash flow from investing activities
     Acquisition of net assets of radio stations                    --        (63,708)
     Sale of property and equipment                                  140         --
     Capital expenditures                                           (314)        (277)
     Due to affiliate                                               --             12
                                                               ---------    ---------
         Net cash used in investing activities                      (174)     (63,973)

Cash flow from financing activities
     Borrowings                                                    1,000      108,279
     Debt repayments                                                (890)     (40,050)
     Financing costs                                                --         (1,492)
     Payment of preferred stock dividends                         (2,754)      (2,754)
                                                               ---------    ---------
         Net cash (used in) provided by financing activities      (2,644)      63,983

Net (decrease) increase in cash and cash equivalents              (1,195)       1,112
Cash and cash equivalents at beginning of period                   1,771        3,083
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $     576    $   4,195
                                                               =========    =========

Supplemental cash flow information:
     Interest paid                                             $   3,147    $   1,495
     Issuance of Class A Common Stock in connection
         with acquisitions                                     $    --      $     487

     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                            Series B    Mandatory                                                                          Total
                           Convertible Convertible  Class A  Class B  Class C  Class D                          Accumu-    Stock-
                            Preferred   Preferred   Common   Common   Common   Common    Paid-In    Deferred     lated     holders
                              Stock       Stock     Stock     Stock    Stock    Stock    Capital  Compensation  Deficit    Equity
                              -----       -----     -----     -----    -----    -----    -------  ------------  -------    ------
Balances at
  January 1, 1998              $  6        $  6      $ 32     $  2     $  1     $ 14    $61,236      $(363)     $(3,038)   $57,896

Deferred compensation            --          --        --       --       --       --         --         68           --         68

Dividends on Mandatory
  Convertible Preferred
  Stock ($0.472 per share)       --          --        --       --       --       --     (2,754)        --           --     (2,754)

Net loss                         --          --        --       --       --       --         --         --       (1,393)    (1,393)
                               ----        ----      ----     ----     ----     ----    -------     ------      -------    -------
Balances at June 30, 1998      $  6        $  6      $ 32     $  2     $  1     $ 14    $58,482     $ (295)     $(4,431)   $53,817
                               ====        ====      ====     ====     ====     ====    =======     ======      =======    =======

     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 June 30, 1998
                                  (unaudited)


NOTE 1 - MERGER WITH CAPSTAR; STOCK CONVERSION

         On July 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Capstar Radio Broadcasting Partners, Inc. ("Capstar") and TBC Radio Acquisition Corp., a wholly-owned subsidiary of Capstar ("Sub"), pursuant to which Sub would merge with and into the Company and the Company would become a wholly-owned subsidiary of Capstar (the "Merger"). Pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding share of each class of Common Stock of the Company shall be converted into the right to receive $13.00, subject to adjustment, and each outstanding depositary share of the Company, representing one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, par value $.01 per share, of the Company ("Depositary Shares"), shall be converted into the right to receive $10.83, subject to adjustment.

         As a condition precedent to the execution of the Merger Agreement, Capstar, Sub, the Company and certain stockholders of the Company have entered into stockholder agreements (the "Stockholder Agreements"), whereby each of such stockholders have agreed to vote all shares of the capital stock of the Company beneficially owned by each in favor of the Merger and against any competing transaction. In order to facilitate the Merger and pursuant to the Stockholder Agreements, on August 5, 1998, such stockholders converted an aggregate of 641,921 shares of Class D Common Stock into Class B Common Stock based on the existence of certain covenant defaults under the Amended Credit Agreement at the time of the conversion. After giving effect to the conversion of the Class D Common Stock into Class B Common Stock, such stockholders collectively beneficially own the majority of the outstanding voting capital stock of the Company.

         The consummation of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including, but not limited to, the approval by the stockholders of the Company of the transactions contemplated thereby, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of all applicable consents to the Merger from the Federal Communications Commission. The Merger is currently expected to be consummated in the second quarter of 1999.


NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 June 30, 1998
                                  (unaudited)


indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

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


NOTE 3 - INDEBTEDNESS

         On May 30, 1997, the Company entered into an Amended Credit Agreement with AT&T Commercial Finance Corporation and Union Bank of California, N.A. (collectively the "Lenders"), in an aggregate amount of $80 million. The purpose of the Amended Credit Agreement was to refinance existing debt, finance acquisitions and support working capital needs.

         On May 28, 1998, the Company issued a secured promissory note to Havelock Bank ("Havelock") in the amount of $1.725 million as security for an irrevocable letter of credit, in the face amount of $1.725 million, issued by Havelock to the University of Nebraska pursuant to the Broadcast Rights Agreement between the University of Nebraska and the Company. As of June 30, 1998, there are no amounts outstanding to Havelock.

         On June 30, 1998, the Company entered into the First Amendment to Amended and Restated Loan Agreement ("First Amendment") with the Lenders. The purpose of the First Amendment was to enable the Lenders to fund an acquisition loan of $1.0 million which was used by the Company to refinance a portion of the indebtedness related to the acquisition of Pinnacle Sports Productions, LLC in 1997.

         The Amended Credit Agreement contains covenants relating to financial leverage and coverage ratios and restrictions on capital expenditures and other payments. As of June 30, 1998, the Company did not meet certain financial covenants under the Amended Credit Agreement. Management believes that it is probable that it will not comply with certain covenants in its quarterly tests during the remainder of 1998 and the Lenders have indicated that they are only willing to grant waivers on a quarter by quarter basis. Accordingly, the entire debt outstanding

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 June 30, 1998
                                  (unaudited)


under the Amended Credit Agreement has been reclassified as a current liability on its condensed consolidated balance sheet as of June 30, 1998. Based on discussions with the Lenders, management believes that it will be able to obtain the appropriate waivers in the future. However, in the event that such waivers are not granted, management, after consultation with its regular financing sources, believes that the Company would be able to refinance the Amended Credit Agreement on acceptable terms. However, there can be no assurance that the Company will be successful in obtaining the appropriate waivers by the Lenders or that the Company will be able to refinance the Amended Credit Agreement. The failure by the Company to obtain such waivers or refinance the Amended Credit Agreement would have a material adverse affect on the Company's financial condition and results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


NOTE 4 - DOJ INFORMATION REQUEST

         Following the passage of the Telecommunications Act of 1996, the Department of Justice, Antitrust Division ("DOJ") indicated its intention to investigate certain existing industry practices that had not been previously subject to anti-trust review. The Company has received information requests regarding the joint selling agreement ("JSA") the Company had from September 1 to December 31, 1996 in the Wichita, Kansas market and the JSA the Company has in the Colorado Springs, Colorado and Spokane, Washington markets (the "Citadel JSA"). These information requests also cover another JSA which the Company has in Spokane, Washington. The Citadel JSA provided approximately 15% of the Company's net revenues during the six months ended June 30, 1998. In the event the DOJ requires the termination or modification of the Citadel JSA, the Company believes that it will not have a long-term material adverse effect on the Company because the Company believes that it can provide more efficiently the services currently performed by Citadel given the fee structure of the Citadel JSA. However, the Company may suffer a short term disruption in sales efforts caused by the transition. The Company has begun preparations for an orderly transition in the event that the DOJ requires the termination of the Citadel JSA.


NOTE 5 - LOSS PER BASIC COMMON SHARE

         Loss per basic common share is based upon the net loss applicable to basic common shares, which is net of preferred stock dividends and upon the weighted average number of common shares outstanding during the period. The conversion of securities convertible into common stock and the exercise of stock options were not assumed in the calculation of loss per basic common share because the effect would be antidilutive.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                                 June 30, 1998
                                  (unaudited)

NOTE 6 - LEGAL PROCEEDING

         On July 24, 1998, a lawsuit was commenced against the Company and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiff in the lawsuit is Herbert Behrens, who purports to have filed the action on behalf of a class consisting of all holders of Depositary Shares. The complaint alleges that the consideration to be paid as a result of the Merger to the holders of the Depositary Shares is unfair and that the individual defendants have breached their fiduciary duties. The complaint seeks to have the action certified as a class action and seeks to enjoin the Merger, or, in the alternative, seeks monetary damages. The Company intends to defend the lawsuit vigorously.


NOTE 7 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
         INFORMATION

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997 and therefore, the Company will adopt the new requirements in 1998. Management has not yet completed its review of FAS 131.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto. The following discussion contains certain forward looking statements that involve risks and uncertainties that could cause the Company's actual results to differ materially from those discussed in such forward looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates," "management believes," "the Company anticipates," "the Company believes," "the Company expects" and words and phrases of similar impact, and include but are not limited to statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, the level and volatility of interest rates, integration of the acquisitions completed during the year ended December 31, 1997, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the effect of economic and market conditions, the impact of current or pending legislation and regulation and other factors, including those discussed in this document and in prior SEC filings, press releases and other public filings of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

RECENT DEVELOPMENT; MERGER

         On July 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Capstar Radio Broadcasting Partners, Inc. ("Capstar") and TBC Radio Acquisition Corp., a wholly-owned subsidiary of Capstar ("Sub"), pursuant to which Sub would merge with and into the Company and the Company would become a wholly-owned subsidiary of Capstar (the "Merger"). Pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding share of each class of Common Stock of the Company shall be converted into the right to receive $13.00, subject to adjustment, and each outstanding depositary share of the Company, representing one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, par value $.01 per share, of the Company ("Depositary Shares"), shall be converted into the right to receive $10.83, subject to adjustment.

         As a condition precedent to the execution of the Merger Agreement, Capstar, Sub, the Company and certain stockholders of the Company have entered into stockholder agreements (the "Stockholder Agreements"), whereby each of such stockholders have agreed to vote all shares of the capital stock of the Company beneficially owned by each in favor of the Merger and against any competing transaction. In order to facilitate the Merger and pursuant to the Stockholder Agreements, on August 5, 1998, such stockholders converted an aggregate of 641,921 shares of Class D Common Stock into Class B Common Stock based on the existence of certain covenant defaults under the Amended Credit Agreement at the time of the conversion. After giving effect to the conversion of the Class D Common Stock into Class B Common Stock, such stockholders collectively beneficially own the majority of the outstanding voting capital stock of the Company.

         The consummation of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including, but not limited to, the approval by the stockholders of the Company of the transactions contemplated thereby, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of all applicable consents to the Merger from the Federal Communications Commission. The Merger is currently expected to be consummated in the second quarter of 1999. For additional information, see "Item 5--Other Events," of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1998.

GENERAL

         The Company owns and operates radio stations primarily in medium and small markets in the Midwestern and Western United States. The Company currently owns and operates, sells advertising on behalf of or provides programming to 10 AM and 22 FM radio stations in six markets and owns Pinnacle Sports Productions, LLC, a regional sports radio network (the "Sports Network") as set forth in the following chart:

                                                    AM               FM
                                                    --               --
Omaha, Nebraska(1)                                   1                3
Spokane, Washington(2)                               3                5
Wichita, Kansas                                      2                4
Colorado Springs, Colorado(3)                        2                2
Lincoln, Nebraska(1)                                 0                4
Tri-Cities, Washington(4)                            2                4
                                                    --               --
  Total                                             10               22

--------------
(1) The Company owns the Sports Network operating in Nebraska in addition to the stations in Omaha and Lincoln, Nebraska.

(2) Includes four stations for which Citadel Broadcasting Company sells advertising pursuant to a JSA and one station that is not owned by the Company but on which the Company sells advertising pursuant to a JSA.

(3) Consists of four stations owned by the Company for which Citadel Broadcasting Company sells advertising pursuant to a JSA.

(4) Includes two stations not owned by the Company on which the Company provides programming services and sells advertising pursuant to local marketing agreements. The Tri-Cities, Washington market consists of the cities of Richland, Kennewick and Pasco in the State of Washington.

         The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow ("BCF") which is net revenues less station operating expenses. Although BCF is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that BCF is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

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

         Following the passage of the Telecommunications Act of 1996, the Department of Justice, Antitrust Division ("DOJ") indicated its intention to investigate certain existing industry practices that had not been previously subject to anti-trust review. The DOJ is investigating the Citadel JSA in connection with the concentration of radio station ownership in the Colorado Springs, Colorado and Spokane, Washington markets. In a recent case unrelated to the Company, the DOJ has, for the first time, requested the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the area, control over more than 60% of radio advertising revenue in the area. The Citadel JSA provided approximately 15% of the Company's net revenues during the six months ended June 30, 1998. In the event the DOJ requires the termination or modification of the Citadel JSA, the Company believes that it will not have a long-term material adverse effect on the Company because the Company believes that it can provide more efficiently the services currently performed by Citadel given the fee structure of the Citadel JSA. The Company, however, may suffer a short term disruption in sales efforts caused by the transition. The Company has begun preparations for an orderly transition in the event that the DOJ requires the termination of the Citadel JSA.

RESULTS OF OPERATIONS

         The Company's condensed consolidated financial statements are not directly comparable from period to period due to acquisition and disposition activity. For more information regarding dispositions and acquisitions, see "Item 1 -- Business" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Net revenues increased approximately $1.6 million or 20% to approximately $9.6 million for the three months ended June 30, 1998 (the "1998 Quarter") from approximately $8.0 million for the three months ended June 30, 1997 (the "1997 Quarter") as a result of acquisitions consummated during the 1997 Quarter as well as growth at continuously owned and operated stations. On a same station basis for the radio stations owned and operated as of June 30, 1998, net revenues increased by 7% to approximately $9.6 million for the 1998 Quarter from approximately $9.0 million for the 1997 Quarter. Despite the growth in net revenues, the Company has been negatively impacted by changes in direct competitive forces in certain markets resulting in increased competition.

         Station operating expenses increased by approximately $908,000 or 16% to approximately $6.7 million for the 1998 Quarter from approximately $5.8 million for the 1997 Quarter, primarily due to the inclusion of expenses related to the stations acquired during the 1997 Quarter. On a same station basis for the radio stations owned and operated by the Company as of June 30, 1998, operating expenses for the 1998 Quarter increased by 1% to approximately $6.7 million from approximately $6.6 million for the 1997 Quarter. The increase in operating expenses related principally to a larger volume of business during the 1998 Quarter reduced by the improved cost structure of stations acquired during the 1997 Quarter.

         BCF increased by approximately $709,000 or 33% to approximately $2.9 million for the 1998 Quarter from approximately $2.1 million for the 1997 Quarter. BCF as a percentage of net revenues increased to 30% for the 1998 Quarter versus 27% for the 1997 Quarter principally due to increases in net revenues exceeding increases in operating expenses. On a same station basis for radio stations owned and operated by the Company as of June 30, 1998, BCF of approximately $2.9 million for the 1998 Quarter represented an increase of approximately 21% as compared to the BCF of approximately $2.4 million for the 1997 Quarter principally as a result of increased net revenues and improved cost structure of the newly acquired stations.

         Depreciation and amortization expense increased by 48% to approximately $1.2 million for the 1998 Quarter versus approximately $807,000 for the 1997 Quarter. The increase was principally attributable to the amortization of intangible assets resulting from acquisitions consummated during the 1997 Quarter.

         Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses were approximately $513,000 for the 1998 Quarter as compared to approximately $524,000 for the 1997 Quarter. Included in corporate expenses are fees of approximately $133,000 and approximately $142,000 for the 1998 Quarter and the 1997 Quarter, respectively, payable to SFX Entertainment, Inc. ("SFX Entertainment"), an affiliate, for financial, legal and advisory services rendered by The Sillerman Companies, an affiliate, under the Amended and Restated Financial Consulting Agreement between the Company and SFX Entertainment. The interests of SFX Broadcasting, Inc. ("SFX Broadcasting") under that agreement were assigned to SFX Entertainment in connection with the spin-off of SFX Entertainment from SFX Broadcasting in April 1998.

         The Company recorded deferred compensation expense of approximately $37,000 for the 1998 Quarter and approximately $97,000 for the 1997 Quarter. This recurring expense, not currently, and in some cases never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods.

         Operating income (net revenues less total operating expenses) for the 1998 Quarter was approximately $1.1 million and approximately $720,000 for the 1997 Quarter. This increase results principally from the inclusion of operations for stations acquired during the 1997 Quarter and larger increases in net revenues than in operating expenses.

         Other expenses for the 1998 Quarter include approximately $91,000 of loss on the sale of property and equipment and approximately $111,000 of costs related to the Merger.

         Net interest expense for the 1998 Quarter was approximately $1.5 million as compared to approximately $941,000 for the 1997 Quarter. The net increase in interest expense was principally attributable to the increased borrowings to complete the acquisitions of radio stations during the 1997 Quarter.

         Loss before extraordinary item for the 1998 Quarter was approximately $541,000 as compared to a loss of approximately $221,000 for the 1997 Quarter. During the 1997 Quarter, the Company incurred an extraordinary loss in connection with the write off of deferred financing costs of $958,000 associated with the early extinguishment of debt.

         Net loss for the 1998 Quarter was approximately $541,000 as compared to approximately $1.2 million for the 1997 Quarter. Net loss applicable to common stock for the 1998 Quarter was approximately $1.9 million as compared to approximately $2.6 million for the 1997 Quarter. The decreased net loss and net loss applicable to common stock resulted from the factors described above.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Net revenues increased approximately $4.9 million or 36% to approximately $18.5 million for the six months ended June 30, 1998 (the "1998 Period") from approximately $13.6 million for the six months ended June 30, 1997 (the "1997 Period") as a result of acquisitions consummated during the 1997 Period as well as growth at continuously owned and operated stations. On a same station basis for the radio stations owned and operated as of June 30, 1998, net revenues increased by 8% to approximately $18.5 million for the 1998 Period from approximately $17.1 million for the 1997 Period. Despite the growth in net revenues, the Company has continued to be impacted by disruptions in sales efforts as a result of restructuring of sales management and turnover of sales staff of acquisitions consummated during the prior fiscal year as well as changes in direct competitive forces in selected markets resulting in increased competition.

         Station operating expenses increased by approximately $2.9 million or 29% to approximately $13.1 million for the 1998 Period from approximately $10.2 million for the 1997 Period primarily due to the inclusion of expenses related to the stations acquired during the 1997 Period. On a same station basis for the radio stations owned and operated by the Company as of June 30, 1998, operating expenses for the 1998 Period increased by 2% to approximately $13.1 million from approximately $12.8 million for the 1997 Period. The increase in operating expenses related principally to a larger volume of business during the 1998 Period reduced by the improved cost structure of stations acquired during the 1997 Period and continuing implementation of the Company's cost reduction programs and efficiencies of combined operations.

         BCF increased by approximately $1.9 million or 57% to approximately $5.3 million for the 1998 Period from approximately $3.4 million for the 1997 Period. BCF as a percentage of net revenues increased to 29% for the 1998 Period versus 25% for the 1997 Period principally due to increases in net revenues exceeding increases in operating expenses. On a same station basis for radio stations owned and operated by the Company as of June 30, 1998, BCF of approximately $5.3 million for the 1998 Period represented an increase of approximately 23% as compared to the BCF of approximately $4.3 million for the 1997 Period principally as a result of increased net revenues, improved cost structure of the newly acquired stations and the effects of the Company's cost reduction programs.

         Depreciation and amortization expense increased by 52% to approximately $2.4 million for the 1998 Period versus approximately $1.6 million for the 1997 Period. The increase was principally attributable to the amortization of intangible assets resulting from acquisitions consummated during the 1997 Period.

         Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses were approximately $1.0 million for both the 1998 Period and the 1997 Period. Included in corporate expenses are fees of approximately $265,000 and approximately $283,000 for the 1998 Period and the 1997 Period, respectively, paid and or payable to SFX Entertainment.

         The Company recorded deferred compensation expense of approximately $70,000 for the 1998 Period and approximately $197,000 for the 1997 Period. This recurring expense, not currently, and in some cases never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods.

         Operating income (net revenues less total operating expenses) for the 1998 Period was approximately $1.9 million as compared to approximately $633,000 for the 1997 Period. This increase results principally from the inclusion of six full months of operations in the 1998 Period for stations acquired during the 1997 Period.

         Other expenses for the 1998 Period include approximately $91,000 of loss on the sale of property and equipment and approximately $111,000 of costs related to the Merger.

         Net interest expense for the 1998 Period was approximately $3.1 million as compared to approximately $1.5 million for the 1997 Period. The net increase in interest expense was principally attributable to the increased borrowings to complete the acquisitions of radio stations acquired during the 1997 Period.

         Loss before extraordinary item for the 1998 Period was approximately $1.4 million as compared to a loss of approximately $878,000 for the 1997 Period. During the 1997 Period, the Company incurred an extraordinary loss in connection with the write off of deferred financing costs of $958,000 associated with the early extinguishment of debt.

         Net loss for the 1998 Period was approximately $1.4 million as compared to approximately $1.8 million for the 1997 Period. Net loss applicable to common stock for the 1998 Period was approximately $4.1 million as compared to approximately $4.6 million for the 1997 Period. The decreased net loss and net loss applicable to common stock resulted from the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's principal sources of funds have been the proceeds from the Company's initial public offering on September 5, 1995 (the "Initial Public Offering") of approximately $12.9 million, net proceeds of approximately $56.4 million from the sale of preferred stock (the "Preferred Stock Offering") and borrowings of $78.5 million under the Amended Credit Agreement, which borrowings were used to refinance the Company's borrowings of $40 million under the Company's loan agreement with AT&T Commercial Finance Corporation, finance acquisitions and support working capital needs. The cost of the acquisitions completed through June 30, 1998 of approximately $130.9 million were financed with the proceeds from the Initial Public Offering, the Preferred Stock Offering and the borrowings mentioned above. In October, 1997, the Company reduced its outstanding indebtedness to the Lenders by $20.0 million with the proceeds of the disposition of radio stations KOLL FM, KSSN FM and KMVK FM, each operating in the Little Rock, Arkansas market. In June 1998 the Company refinanced a portion of the indebtedness relating to the 1997 acquisition of Pinnacle Sports Productions, LLC.

         Cash flow provided from operating activities for the 1998 Period was approximately $1.6 million as compared to approximately $1.1 million for the 1997 Period. The increase in cash flow from operating activities was principally due to growth in net revenues as compared to the 1997 Period. Cash used in investing activities was approximately $174,000 during the 1998 Period and approximately $64.0 million for the 1997 Period. The decrease related to the absence of radio station acquisition activity during the 1998 Period. Cash flow used for financing activities of approximately $2.6 million during the 1998 Period related primarily to the payment of dividends to the preferred stockholders while the cash flow provided from financing activities during the 1997 Period of approximately $64.0 million principally related to additional borrowings.

         On June 30, 1998, the Company entered into the First Amendment to Amended and Restated Loan Agreement ("First Amendment") with the Lenders. The purpose of the First Amendment was to, among other things, enable the Lenders to fund an acquisition loan of $1.0 million (the "Acquisition Loan") under the $20.0 million acquisition loan facility of the Amended Credit Agreement. The Acquisition Loan was used by the Company to refinance a portion of the indebtedness related to the acquisition of Pinnacle Sports Productions, LLC in 1997. The Acquisition Loan is a term loan bearing interest at LIBOR + 3.50% (or the alternative base rate + 2.50%). The principal balance of the Acquisition Loan must be reduced by $6,250 per year (paid on a quarterly basis) until the final maturity of July 1, 2004.

         The Amended Credit Agreement contains covenants relating to financial leverage and coverage ratios, and restrictions on capital expenditures and other payments. Additionally, the Merger Agreement places certain restrictions on the conduct of business by the Company, including a restriction on the incurrence of indebtedness and the making of capital expenditures. As of June 30, 1998, the Company did not meet certain financial covenants under the Amended Credit Agreement. Management believes that it is probable that it will not comply with certain covenants in its quarterly tests during the remainder of 1998 and the Lenders have indicated that they are only willing to grant waivers on a quarter by quarter basis. Accordingly, the entire debt outstanding under the Amended Credit Agreement has been reclassified as a current liability on its condensed consolidated balance sheet as of June 30, 1998. Based on discussions with the Lenders, management believes that it will be able to obtain the appropriate waivers in the future. However, in the event that such waivers are not granted, management, after consultation with its regular financing sources, believes that the Company would be able to refinance the Amended

Credit Agreement on acceptable terms. However, there can be no assurance that the Company will be successful in obtaining the appropriate waivers by the Lenders or that the Company will be able to refinance the Amended Credit Agreement. The failure by the Company to obtain such waivers or refinance the Amended Credit Agreement would have a material adverse affect on the Company's financial condition and results of operations.

         For the remainder of 1998, the Company expects its capital needs, including interest expense, dividends, corporate expenses, capital expenditures and other commitments, to be approximately $8.0 million. It is anticipated the Company will be able to meet these obligations for the remainder of 1998 from cash on hand, cash provided from operations which assumes a substantial improvement in the operating results of the Company's radio stations and borrowing which may be available under the Amended Credit Agreement or other sources. The Company anticipates that future debt service, dividends, and other commitments payable after 1998 will be met from cash on hand and cash provided from operations, which assumes a substantial improvement in the operating results of the Company's radio stations. There can be no assurance that the Company will be able to make these improvements which are subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

YEAR 2000

         It is possible that the Company's currently installed computer systems, software products or other business systems will not always accept input of, store, manipulate or output dates in the year 2000 or thereafter without error or interruption (the "Year 2000 Issue"). The Company is conducting a review of its computer systems to attempt to identify ways in which its systems could be affected by problems in correctly processing date information. At this time, the Company does not expect the Year 2000 Issue to have a material adverse affect on its operations. However, there can be no assurance that the Company will identify all date-handling problems in its computer systems in advance of their occurrence or that the Company will be able to successfully remedy problems that are discovered. The expenses of the Company's efforts to identify and address such problems, or the expenses or liabilities to which the Company may become subject as a result of such problems, though unlikely, could have a material adverse effect on the Company's business, results or operations and financial condition.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         On July 24, 1998, a lawsuit was commenced against the Company and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiff in the lawsuit is Herbert Behrens, who purports to have filed the action on behalf of a class consisting of all holders of Depositary Shares. The complaint alleges that the consideration to be paid as a result of the Merger to the holders of the Depositary Shares is unfair and that the individual defendants have breached their fiduciary duties. The complaint seeks to have the action certified as a class action and seeks to enjoin the Merger, or, in the alternative, seeks monetary damages. The Company intends to defend the lawsuit vigorously.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

 EXHIBIT
  NUMBER      DESCRIPTION OF EXHIBIT
  ------      ----------------------

    2.1+ Agreement and Plan of Merger, dated as of July 23, 1998, among Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and Triathlon Broadcasting Company.

  10.68+ Stockholder Agreement, dated as of July 23, 1998, among Robert F.X. Sillerman, Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and Triathlon Broadcasting Company.

  10.69+ Stockholder Agreement, dated as of July 23, 1998, among Tomorrow Foundation, Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and Triathlon Broadcasting Company.

  10.70+ Stockholder Agreement, dated as of July 23, 1998, among Norman Feuer, Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and Triathlon Broadcasting Company.

  10.71+ Stockholder Agreement, dated as of July 23, 1998, among Howard Tytel, Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and Triathlon Broadcasting Company.

  10.72 First Amendment to the Amended and Restated Loan Agreement dated June 30, 1998 among AT&T Commercial Finance Corporation, Union Bank of California, N.A., City National Bank and The CIT Group/Equipment Financing, Inc. and Triathlon Broadcasting of Wichita, Inc., Triathlon Broadcasting of Lincoln, Inc., Triathlon Broadcasting of Omaha, Inc., Triathlon Broadcasting of Spokane, Inc., Triathlon Broadcasting of Tri-Cities, Inc., Triathlon Broadcasting of Colorado Springs, Inc., and Triathlon Broadcasting of Little Rock, Inc.

  10.73 First Amendment to Stockholder Agreement, dated as of August 5, 1998, among Robert F.X. Sillerman, Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and Triathlon Broadcasting Company.

  10.74 First Amendment to Stockholder Agreement, dated as of August 5, 1998, among Norman Feuer, Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and Triathlon Broadcasting Company.

  10.75 First Amendment to Stockholder Agreement, dated as of August 5, 1998, among Howard Tytel, Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and Triathlon Broadcasting Company.

     27       Financial Data Schedule

    + Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1998.

         (b) Reports on Form 8-K

         Form 8-K filed with Securities and Exchange Commission on July 31, 1998 reporting under Item 5 the Merger Agreement entered into by the Company and a lawsuit which was commenced against the Company and its directors alleging that the consideration to be paid as a result of the Merger is unfair to the holders of the Depositary Shares and that the individual defendants have breached their fiduciary duties.


                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TRIATHLON BROADCASTING COMPANY


                                            By: /s/  Norman Feuer
                                               ---------------------------
                                            Chief Executive Officer

                                            By: /s/ William G. Thompson
                                               ---------------------------
                                            Chief Financial Officer


Dated:  August 14, 1998