Form 10-Q
period 1998-09-30
TRIATHLON BROADCASTING CO
filed 1998-11-16
CIK 947718

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    ---------------

                         Commission File Number 0-26530

                         TRIATHLON BROADCASTING COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                      33-0668235
        (State or other jurisdiction of         (IRS Employer
         incorporation or organization)       Identification No.)

                                Symphony Towers
                            750 B Street, Suite 1920
                              San Diego, CA 92101
                    (Address of principal executive offices)

                                 (619) 239-4242

                        (Registrant's telephone number)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         The number of shares of the registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, Class D Common Stock, $.01 par value, and Depositary Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, $.01 par value, outstanding as of November 10, 1998, was 3,175,645, 886,811, 31,000, 802,445, and 5,834,000, respectively.

                         TRIATHLON BROADCASTING COMPANY
                                   FORM 10-Q
                                     INDEX

                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed consolidated balance sheets - September 30, 1998 (unaudited)
         and December 31, 1997                                               3

Condensed consolidated statements of operations - Three and nine months
         ended September 30, 1998 and 1997 (unaudited)                       4

Condensed consolidated statements of cash flows - Nine months
         ended September 30, 1998 and 1997 (unaudited)                       5

Condensed consolidated statement of stockholders' equity - Nine months
         ended September 30, 1998 (unaudited)                                6

Notes to condensed consolidated financial statements                         7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          11

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings                                                  20

Item 6 - Exhibits and Reports on Form 8-K                                   20

PART  I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        September 30, December 31,
                                                            1998        1997(1)
                                                        ------------- ------------
                                                         (unaudited)
ASSETS
     Current Assets
         Cash and cash equivalents                        $     366    $   1,771
         Accounts receivable, net of allowance
              for doubtful accounts                           7,199        7,510
         Notes receivable from officer                          200           75
         Prepaid expenses                                     1,792          858
         Other current assets                                   169           17
                                                          ---------    ---------
              Total current assets                            9,726       10,231

     Property and equipment - less accumulated
         depreciation and amortization                       10,314       10,280
     Intangible assets, net of accumulated amortization     109,130      111,674
     Notes receivable from officer                              250          250
     Long term note receivable                                  217          266
     Other assets                                                40           40
                                                          ---------    ---------
                                                          $ 129,677    $ 132,741
                                                          =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities
         Accounts payable and accrued expenses            $   7,532    $   6,056
         Due to affiliates                                      352           40
         Amended Credit Agreement                            59,469       58,500
         Current portion of long term debt                    1,593          890
         Non-compete payable - current portion                  150          150
                                                          ---------    ---------
              Total current liabilities                      69,096       65,636

     Long term debt, less current portion                      --            943
     Non-compete payable, less current portion                  369          481
     Deferred compensation                                      151          155
     Deferred taxes                                           7,630        7,630
     Stockholders' equity
         Preferred stock                                         12           12
         Common stock                                            49           49
         Paid-in-capital                                     57,105       61,236
Deferred compensation                                          (261)        (363)
Accumulated deficit                                          (4,474)      (3,038)
                                                          ---------    ---------
              Total stockholders' equity                     52,431       57,896
                                                          ---------    ---------
                                                          $ 129,677    $ 132,741
                                                          =========    =========

(1) The condensed consolidated balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)
                                  (unaudited)

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                   1998        1997        1998        1997
                                                   ----        ----        ----        ----
Net revenues                                     $ 10,238    $  9,382    $ 28,703    $ 22,996
Operating expenses
     Station operating expenses                     6,289       5,983      19,412      16,194
     Depreciation and amortization                  1,198       1,165       3,573       2,723
     Corporate expenses                               559         467       1,589       1,481
     Deferred compensation                             29          94          99         292
                                                 --------    --------    --------    --------
         Total operating expenses                   8,075       7,709      24,673      20,690
                                                 --------    --------    --------    --------
Operating income                                    2,163       1,673       4,030       2,306
Other expense                                        (732)       --          (934)       --
Interest expense - net                             (1,474)     (1,348)     (4,532)     (2,860)
                                                 --------    --------    --------    --------
(Loss)/income before extraordinary item               (43)        325      (1,436)       (554)
Extraordinary item - loss on early
     extinguishment of debt                          --          --          --          (958)
                                                 --------    --------    --------    --------
Net (loss)/income                                     (43)        325      (1,436)     (1,512)
Preferred stock dividend requirement               (1,377)     (1,377)     (4,131)     (4,131)
                                                 --------    --------    --------    --------
Net loss applicable to common stock              $ (1,420)   $ (1,052)   $ (5,567)   $ (5,643)
                                                 ========    ========    ========    ========

Loss per basic and fully diluted common share:
     Loss before extraordinary item              $  (0.29)   $  (0.22)   $  (1.14)   $  (0.96)
     Extraordinary item                          $   --      $   --      $   --      $  (0.20)
                                                 --------    --------    --------    --------
Net loss per basic and fully diluted
     common share                                $  (0.29)   $  (0.22)   $  (1.14)   $  (1.16)
                                                 ========    ========    ========    ========

Weighted average basic and fully diluted
     common shares outstanding                      4,894       4,888       4,893       4,877


     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (unaudited)


                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                  1998         1997
                                                                  ----         ----
Cash flow from operating activities                            $   3,147    $     837

Cash flow from investing activities
     Acquisition of net assets of radio stations                    --        (63,459)
     Sale of property and equipment                                  140         --
     Capital expenditures                                         (1,290)        (582)
     Due to affiliate                                               --             11
         Net cash used in investing activities                    (1,150)     (64,030)

Cash flow from financing activities
     Borrowings                                                    1,650      108,279
     Debt repayments                                                (921)     (40,072)
     Financing costs                                                --         (1,651)
     Payment of preferred stock dividends                         (4,131)      (4,131)
                                                               ---------    ---------
         Net cash (used in) provided by financing activities      (3,402)      62,425

Decrease in cash and cash equivalents                             (1,405)        (768)
Cash and cash equivalents at beginning of period                   1,771        3,083
                                                               ---------    ---------
Cash and cash equivalents at end of period                     $     366    $   2,315
                                                               =========    =========

Supplemental cash flow information:
     Interest paid                                             $   4,619    $   3,351
     Issuance of Class A Common Stock in connection
         with acquisitions                                     $    --      $     487


     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                  (unaudited)

                                         Series B    Mandatory
                                        Convertible Convertible  Class A    Class B    Class C    Class D
                                         Preferred   Preferred    Common     Common     Common     Common     Paid-In
                                           Stock       Stock       Stock      Stock      Stock      Stock     Capital
                                           -----       -----       -----      -----      -----      -----     -------
Balances at January 1, 1998               $      6   $      6   $     32   $      2   $      1   $     14    $ 61,236

Conversion of 641,921 shares of
     Class D Common Stock to
     Class B Common Stock                     --         --         --            6       --           (6)       --

Exercise of Warrants for 3,112 shares
     of Class A Common Stock                  --         --            *       --         --         --             *

Deferred compensation                         --         --         --         --         --         --          --

Dividends on Mandatory Convertible
     Preferred Stock ($0.708 per share)       --         --         --         --         --         --        (4,131)

Net loss                                      --         --         --         --         --         --          --
                                          --------   --------   --------   --------   --------   --------    --------

Balances at September 30, 1998            $      6   $      6   $     32   $      8   $      1   $      8    $ 57,105
                                          ========   ========   ========   ========   ========   ========    ========


                                                                     Total
                                            Deferred  Accumulated Stockholders'
                                          Compensation  Deficit     Equity
                                          ------------  -------     ------
Balances at January 1, 1998                $   (363)   $ (3,038)   $ 57,896

Conversion of 641,921 shares of
     Class D Common Stock to
     Class B Common Stock                      --          --          --

Exercise of Warrants for 3,112 shares
     of Class A Common Stock                   --          --          --

Deferred compensation                           102        --           102

Dividends on Mandatory Convertible
     Preferred Stock ($0.708 per share)        --          --        (4,131)

Net loss                                       --        (1,436)     (1,436)
                                           --------    --------    --------

Balances at September 30, 1998             $   (261)   $ (4,474)   $ 52,431
                                           ========    ========    ========

*Amount rounds to less than $1.

     See accompanying notes to condensed consolidated financial statements.

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                  (unaudited)

NOTE 1 - MERGER WITH CAPSTAR; STOCK CONVERSION

         On July 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Capstar Radio Broadcasting Partners, Inc. ("Capstar") and TBC Radio Acquisition Corp., a wholly-owned subsidiary of Capstar ("Sub"), pursuant to which Sub would merge with and into the Company and the Company would become a wholly-owned subsidiary of Capstar (the "Merger"). Pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding share of each class of Common Stock of the Company shall be converted into the right to receive $13.00, subject to adjustment, each outstanding depositary share of the Company, representing one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, par value $.01 per share, of the Company ("Depositary Shares") shall be converted into the right to receive $10.83, subject to adjustment, and each outstanding share of the Series B Convertible Preferred Stock, par value $.01 per share, of the Company shall be converted into the right to receive $.01.

         As a condition precedent to the execution of the Merger Agreement, Capstar, Sub, the Company and certain stockholders of the Company have entered into stockholder agreements (the "Stockholder Agreements"), whereby each of such stockholders have agreed to vote all shares of the capital stock of the Company beneficially owned by each in favor of the Merger and against any competing transaction. In order to facilitate the Merger and pursuant to the Stockholder Agreements, on August 5, 1998, such stockholders converted an aggregate of 641,921 shares of Class D Common Stock into Class B Common Stock based on the existence of certain covenant defaults under the Amended Credit Agreement (as defined) at the time of the conversion. As a result of the conversion of the Class D Common Stock into Class B Common Stock and the terms of the Stockholder Agreements, such stockholders have agreed to vote the majority of the voting power of the outstanding voting capital stock of the Company in favor of the Merger and against any competing transaction. Accordingly, passage of the proposal to approve the Merger Agreement and the Merger is assured.

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

NOTE 2 - BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for an interim period are not necessarily indicative of the results that may be expected for a full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                               September 30, 1998
                                  (unaudited)



Report on Form 10-K for the year ended December 31, 1997, filed with the Securities and Exchange Commission on March 31, 1998.

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

         On May 28, 1998, the Company issued a secured promissory note to Havelock Bank ("Havelock") in the amount of $1.725 million as security for an irrevocable letter of credit, in the face amount of $1.725 million, issued by Havelock to the University of Nebraska pursuant to the Broadcast Rights Agreement (as defined) between the University of Nebraska and the Company. As of September 30, 1998, there are no amounts outstanding to Havelock.

         On June 30, 1998, the Company entered into the First Amendment to Amended and Restated Loan Agreement ("First Amendment") with the Lenders. The purpose of the First Amendment was to enable the Lenders to fund an acquisition loan of $1.0 million which was used by the Company to refinance a portion of the indebtedness related to the acquisition of Pinnacle Sports Productions, LLC in 1997. The First Amendment also included modifications to certain financial covenants. The Acquisition Loan is a term loan bearing interest at LIBOR + 3.50% (or the alternative base rate + 2.50%). The principal balance of the Acquisition Loan must be reduced by $6,250 per year (paid on a quarterly basis) until the final maturity of July 1, 2004.

         On September 15, 1998, the Company borrowed $650,000 from Capstar for the purpose of acquiring certain real property in Lincoln, Nebraska. The loan is secured by the acquired real property. The Company occupied a substantial portion of the property as a tenant prior to September 15, 1998 and continues to occupy the property. The loan accrues interest at the rate of 12% per annum which is payable, along with the principal, on the earlier of the consummation of the Merger, which is expected during the second quarter of 1999, or the termination of the Merger Agreement.

         The Amended Credit Agreement and First Amendment contain covenants relating to financial leverage and coverage ratios and restrictions on capital expenditures and other payments. Additionally, the Merger Agreement places certain restrictions on the conduct of business by the Company, including a restriction on the incurrence of indebtedness and the

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                               September 30, 1998
                                  (unaudited)


making of capital expenditures. As of September 30, 1998, the Company did not meet certain financial covenants under the Amended Credit Agreement and First Amendment and management believes that it may not comply with certain covenants in its year end tests. Accordingly, the entire debt outstanding under the Amended Credit Agreement and First Amendment have been reclassified as a current liability on its condensed consolidated balance sheet as of September 30, 1998. Based on discussions with the Lenders, management believes that it will be able to obtain the appropriate waivers in the future. However, in the event that such waivers are not granted, management, after consultation with its regular financing sources, believes that the Company would be able to refinance the Amended Credit Agreement and First Amendment on acceptable terms. However, there can be no assurance that the Company will be successful in obtaining the appropriate waivers by the Lenders or that the Company will be able to refinance the Amended Credit Agreement and First Amendment. The failure by the Company to obtain such waivers or refinance the Amended Credit Agreement and First Amendment would have a material adverse effect on the Company's financial condition and results of operations. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

NOTE 4 - DOJ INFORMATION REQUEST

         Following the passage of the Telecommunications Act of 1996, the Department of Justice, Antitrust Division ("DOJ") indicated its intention to investigate certain existing industry practices that had not been previously subject to antitrust review. The Company has received information requests from the DOJ regarding the joint selling agreement ("JSA") the Company had from September 1 to December 31, 1996 in the Wichita, Kansas market and the JSA the Company has in the Colorado Springs, Colorado and Spokane, Washington markets (the "Citadel JSA"). These information requests also cover another JSA which the Company has in Spokane, Washington. The Citadel JSA provided approximately 15% of the Company's net revenues during the nine months ended September 30, 1998. In the event the DOJ requires the termination or modification of the Citadel JSA, the Company believes that it will not have a long-term material adverse effect on the Company because the Company believes that it can more efficiently provide the services currently performed by Citadel given the fee structure of the Citadel JSA. However, the Company may suffer a short term disruption in sales efforts caused by the transition. The Company has begun preparations for an orderly transition in the event that the DOJ requires the termination of the Citadel JSA.

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

                TRIATHLON BROADCASTING COMPANY AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Continued)
                               September 30, 1998
                                  (unaudited)

NOTE 6 - LEGAL PROCEEDING

         On July 24, 1998, a lawsuit was commenced against the Company and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiff in the lawsuit purports to have filed the action on behalf of a class consisting of all holders of Depositary Shares. The complaint alleges that the consideration to be paid as a result of the Merger to the holders of the Depositary Shares is unfair and that the individual defendants have breached their fiduciary duties. The complaint seeks to have the action certified as a class action and seeks to enjoin the Merger, or, in the alternative, seeks monetary damages. The Company intends to defend the lawsuit vigorously.

NOTE   7 - DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
                  INFORMATION

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FAS 131"), which is effective for years beginning after December 15, 1997. FAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosure about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore, the Company will adopt the new requirements in 1998. Management has not yet completed its review of the effect of FAS 131 on its financial reporting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto. The following discussion, as well as discussions elsewhere herein, contain certain forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from those discussed in such forward looking statements. Generally, forward-looking statements include words or phrases such as "management anticipates," "management believes," "the Company anticipates," "the Company believes," "the Company expects" and words and phrases of similar impact, and include, but are not limited to, statements regarding future operations and business environment. The forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, the level and volatility of interest rates, integration of the acquisitions completed during the year ended December 31, 1997, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the effect of economic and market conditions, the impact of current or pending legislation and regulation and other factors, including those discussed in this document and in prior SEC filings, press releases and other public filings of the Company. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

RECENT DEVELOPMENT; MERGER

         On July 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), with Capstar Radio Broadcasting Partners, Inc. ("Capstar") and TBC Radio Acquisition Corp., a wholly-owned subsidiary of Capstar ("Sub"), pursuant to which Sub would merge with and into the Company and the Company would become a wholly-owned subsidiary of Capstar (the "Merger"). Pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding share of each class of Common Stock of the Company shall be converted into the right to receive $13.00, subject to adjustment, and each outstanding depositary share of the Company, representing one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, par value $.01 per share, of the Company ("Depositary Shares"), shall be converted into the right to receive $10.83, subject to adjustment, and each outstanding share of the Series B Convertible Preferred Stock, par value $.01 per share, of the Company shall be converted into the right to receive $.01.

         As a condition precedent to the execution of the Merger Agreement, Capstar, Sub, the Company and certain stockholders of the Company have entered into stockholder agreements (the "Stockholder Agreements"), whereby each of such stockholders have agreed to vote all shares of the capital stock of the Company beneficially owned by each in favor of the Merger and against any competing transaction. In order to facilitate the Merger and pursuant to the Stockholder Agreements, on August 5, 1998, such stockholders converted an aggregate of 641,921 shares of Class D Common Stock into Class B Common Stock based on the existence of certain covenant defaults under the Amended Credit Agreement at the time of the conversion. As a result of the conversion of the Class D Common Stock into Class B Common Stock and the terms of the Stockholder Agreements, such stockholders have agreed to vote the majority of the voting power of the outstanding voting capital stock of the Company in favor of the Merger and against any competing transaction. Accordingly, passage of the proposal to approve the Merger Agreement and the Merger is assured.

         The consummation of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including, but not limited to, the approval by the stockholders of the Company of the transactions contemplated thereby, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of all applicable consents to the Merger from the Federal Communications Commission. The Merger is currently expected to be consummated in the second quarter of 1999. For additional information, see "Item 5--Other Events," of the Company's Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1998 and "General" below.

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

         Following the passage of the Telecommunications Act of 1996, the Department of Justice, Antitrust Division ("DOJ") indicated its intention to investigate certain existing industry practices that had not been previously subject to antitrust review. The DOJ is investigating the Citadel JSA in connection with the concentration of radio station ownership in the Colorado Springs, Colorado and Spokane, Washington markets. The DOJ has, in the past, requested the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed ownership of other radio stations in the area, control over the majority of radio advertising revenue in the area. The Citadel JSA provided approximately 15% of the Company's net revenues during the nine months ended September 30, 1998. In the event the DOJ requires the termination or modification of the Citadel JSA, the Company believes that it will not have a long-term material adverse effect on the Company because the Company believes that it can more efficiently provide the services currently performed by Citadel given the fee structure of the Citadel JSA. The Company, however, may suffer a short term disruption in sales efforts caused by the transition. The Company has begun preparations for an orderly transition in the event that the DOJ requires the termination of the Citadel JSA.

         The FCC indicated in a public notice that it intends to analyze ownership concentration in the Wichita market in connection with its review of the transfer of control of the Company's Wichita stations to Capstar pursuant to the Merger, and it invited responses specifically addressing the issue of concentration and its effect on competition and diversity in the market. The DOJ responded by filing a Comment and Petition to Hearing with the FCC claiming that Capstar's proposed acquisition of the Wichita stations, together with the stations Capstar currently owns in the market, raises serious issues as to whether sufficient competition will exist after the acquisition and suggesting that the FCC should hold a hearing to determine whether the transfers would serve the public interest. The DOJ also indicated that it would continue its investigation into the potential anti-competitive nature of the proposed acquisition and may bring action in United States District Court irrespective of any action the FCC may take. The Company cannot predict what action the FCC of DOJ may take, if any, or what effect any action may have on the Company or the Merger.

RESULTS OF OPERATIONS

         The Company's condensed consolidated financial statements are not directly comparable from period to period due to acquisition and disposition activity for the nine months ended September 30, 1997. For more information regarding dispositions and acquisitions, see "Item 1 -- Business" of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission on March 31, 1998.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

         Net revenues increased approximately $856,000 or 9% to approximately $10.2 million for the three months ended September 30, 1998 (the "1998 Quarter") from approximately $9.4 million for the three months ended September 30, 1997 (the "1997 Quarter") due to a higher volume of business despite being negatively impacted by changes in direct competitive forces in certain markets resulting from increased competition.

         Station operating expenses increased by approximately $306,000 or 5% to approximately $6.3 million for the 1998 Quarter from approximately $6.0 million for the 1997 Quarter primarily related to a larger volume of business during the 1998 Quarter.

         BCF increased by approximately $550,000 or 16% to approximately $3.9 million for the 1998 Quarter from approximately $3.4 million for the 1997 Quarter principally due to the factors described above. BCF as a percentage of net revenues increased to 39% for the 1998 Quarter versus 36% for the 1997 Quarter.

         Depreciation and amortization expense increased by 3% to approximately $1.2 million for the 1998 Quarter versus approximately $1.1 million for the 1997 Quarter. The increase was principally attributable to fixed asset additions.

         Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses were approximately $559,000 for the 1998 Quarter as compared to approximately $467,000 for the 1997 Quarter primarily due to increases in salaries and state franchise taxes. Included in corporate expenses are fees of approximately $133,000 and approximately $139,000 for the 1998 Quarter and the 1997 Quarter, respectively, payable to SFX Entertainment, Inc. ("SFX Entertainment"), an affiliate, for financial, legal and advisory services rendered by The Sillerman Companies, an affiliate, under the Amended and Restated Financial Consulting Agreement between the Company and SFX Entertainment. The interests of SFX Broadcasting, Inc. ("SFX Broadcasting") under that agreement were assigned to SFX Entertainment in connection with the spin-off of SFX Entertainment from SFX Broadcasting in April 1998.

         The Company recorded deferred compensation expense of approximately $29,000 for the 1998 Quarter and approximately $94,000 for the 1997 Quarter. This recurring expense, not currently, and in some cases never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods.

         Operating income (net revenues less total operating expenses) for the 1998 Quarter was approximately $2.2 million and approximately $1.7 million for the 1997 Quarter. This increase results principally from increased revenue and other factors described above.

         Other expenses for the 1998 Quarter consists of approximately $732,000 of costs related to the Merger.

                  Net interest expense for the 1998 quarter was approximately $1.5 million as compared to approximately $1.3 million for the 1997 quarter. The net increase in interest expense was principally attributable to the increased borrowings as described under "Liquidity and Capital Resources" below and reduced interest income.

         Net loss for the 1998 Quarter was approximately $43,000 as compared to income of approximately $325,000 for the 1997 Quarter. Net loss applicable to common stock for the 1998 Quarter was approximately $1.4 million as compared to approximately $1.1 million for the 1997 Quarter. The increased net loss and net loss applicable to common stock resulted from the factors described above.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net revenues increased approximately $5.7 million or 25% to approximately $28.7 million for the nine months ended September 30, 1998 (the "1998 Period") from approximately $23.0 million for the nine months ended September 30, 1997 (the "1997 Period") as a result of acquisitions consummated during the 1997 Period as well as growth at continuously owned and operated stations. On a same station basis for the radio stations owned and operated as of September 30, 1998, net revenues increased by 8% to approximately $28.7 million for the 1998 Period from approximately $26.5 million for the 1997 Period. Despite the growth in net revenues, the Company experienced disruptions in sales efforts as a result of restructuring of sales management and turnover of sales staff of acquisitions consummated during the prior fiscal year as well as changes in direct competitive forces in selected markets resulting in increased competition.

         Station operating expenses increased by approximately $3.2 million or 20% to approximately $19.4 million for the 1998 Period from approximately $16.2 million for the 1997 Period primarily due to the inclusion of expenses related to the stations acquired during the 1997 Period. On a same station basis for the radio stations owned and operated by the Company as of September 30, 1998, operating expenses for the 1998 Period increased by 3% to approximately $19.4 million from approximately $18.8 million for the 1997 Period. The increase in operating expenses related principally to a larger volume of business during the 1998 Period reduced by the improved cost structure of stations acquired during the 1997 Period and continuing implementation of the Company's cost reduction programs and efficiencies of combined operations.

         BCF increased by approximately $2.5 million or 37% to approximately $9.3 million for the 1998 Period from approximately $6.8 million for the 1997 Period. BCF as a percentage of net revenues increased to 32% for the 1998 Period versus 30% for the 1997 Period principally due to increases in net revenues exceeding increases in operating expenses. On a same station basis for radio stations owned and operated by the Company as of September 30, 1998, BCF of approximately $9.3 million for the 1998 Period represented an increase of approximately 21% as compared to the BCF of approximately $7.7 million for the 1997 Period principally as a result of increased net revenues, improved cost structure of the newly acquired stations and the effects of the Company's cost reduction programs.

         Depreciation and amortization expense increased by 31% to approximately $3.6 million for the 1998 Period versus approximately $2.7 million for the 1997 Period. The increase was principally attributable to the amortization of intangible assets resulting from acquisitions consummated during the 1997 Period.

         Corporate expenses consisting primarily of officer's salary, financial consulting and professional fees and expenses, and corporate office expenses were approximately $1.6 million for both the 1998 Period as compared to approximately $1.5 million for the 1997 Period. Included in corporate expenses are fees of approximately $398,000 and approximately $421,000 for the 1998 Period and the 1997 Period, respectively, paid and or payable to SFX Entertainment.

         The Company recorded deferred compensation expense of approximately $99,000 for the 1998 Period and approximately $292,000 for the 1997 Period. This recurring expense, not currently, and in some cases never affecting cash flow, is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods.

         Operating income (net revenues less total operating expenses) for the 1998 Period was approximately $4.0 million as compared to approximately $2.3 million for the 1997 Period. This increase results principally from the inclusion of nine full months of operations in the 1998 Period for stations acquired during the 1997 Period and the factors described above.

         Other expenses for the 1998 Period include approximately $91,000 of loss on the sale of property and equipment and approximately $843,000 of costs related to the Merger.

         Net interest expense for the 1998 Period was approximately $4.5 million as compared to approximately $2.9 million for the 1997 Period due to factors described above. The net increase in interest expense was principally attributable to the increased borrowings to complete the acquisitions of radio stations acquired during the 1997 Period and a decrease in interest income.

         Loss before extraordinary item for the 1998 Period was approximately $1.4 million as compared to approximately $554,000 for the 1997 Period due to factors described above. During the 1997 Period, the Company incurred an extraordinary loss in connection with the write off of deferred financing costs of $958,000 associated with the early extinguishment of debt.

         Net loss for the 1998 Period was approximately $1.4 million as compared to approximately $1.5 million for the 1997 Period. Net loss applicable to common stock was approximately $5.6 million for both the 1998 Period and the 1997 Period.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the Company's principal sources of funds have been the proceeds from the Company's initial public offering on September 5, 1995 (the "Initial Public Offering") of approximately $12.9 million, net proceeds of approximately $56.4 million from the sale of preferred stock (the "Preferred Stock Offering") and borrowings of $78.5 million under the Amended Credit Agreement, which borrowings were used to refinance the Company's borrowings of $40 million under the Company's loan agreement with AT&T Commercial Finance Corporation, finance acquisitions and support working capital needs. The cost of the acquisitions completed were financed with the proceeds from the Initial Public Offering, the Preferred Stock Offering and the borrowings mentioned above. In October, 1997, the Company reduced its outstanding indebtedness to the Lenders by $20.0 million with the proceeds of the disposition of radio stations KOLL-FM, KSSN-FM and KMVK-FM, each operating in the Little Rock, Arkansas market. In June 1998, the Company refinanced a portion of the indebtedness relating to the 1997 acquisition of Pinnacle Sports Productions, LLC as described below.

         Cash flow provided from operating activities for the 1998 Period was approximately $3.1 million as compared to approximately $837,000 for the 1997 Period. The increase in cash flow from operating activities was principally due to growth in net revenues as compared to the 1997 Period. Cash used in investing activities was approximately $1.2 million during the 1998 Period and approximately $64.0 million for the 1997 Period. The decrease is related to the absence of radio station acquisition activity during the 1998 Period. Cash flow used for financing activities of approximately $3.4 million during the 1998 Period related primarily to the payment of dividends to the preferred stockholders while the cash flow provided from financing activities during the 1997 Period of approximately $62.0 million principally related to additional borrowings related to acquisitions.

         On September 15, 1998, the Company borrowed $650,000 from Capstar for the purpose of acquiring certain real property in Lincoln, Nebraska. The loan is secured by the acquired real property. The Company had occupied a substantial portion of the property as a tenant prior to September 15, 1998 and continues to occupy the property. The loan accrues interest at the rate of 12% per annum which is payable, along with the principal, on the earlier of the consummation of the Merger, which is expected during the second quarter of 1999, or the termination of the Merger Agreement.

         On August 12, 1998, the Company entered into an agreement with Saga Communications of Iowa, Inc. ("Saga"), as required by the Merger Agreement, whereby, subject to FCC approval, Saga has agreed to decrease the broadcast power of KIOA-FM which operates in the Des Moines, Iowa market, allowing the Company to increase the broadcast power of KTNP-FM, which operates in the Omaha, Nebraska market. In accordance with the agreement, the Company is required to deposit $500,000 with an escrow agent ("Escrow Deposit") by November 27, 1998. In the event the FCC approves the power changes, the Escrow Deposit shall be remitted to Saga as compensation. In the event the FCC fails to approve the power changes, the Escrow Deposit will be returned to the Company.

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

         The Amended Credit Agreement and First Amendment contain covenants relating to financial leverage and coverage ratios, and restrictions on capital expenditures and other payments. Additionally, the Merger Agreement places certain restrictions on the conduct of business by the Company, including a restriction on the incurrence of indebtedness and the making of capital expenditures. As of September 30, 1998, the Company did not meet certain financial covenants under the Amended Credit Agreement and First Amendment and management believes that it may not comply with certain covenants in its year end tests. Accordingly, the entire debt outstanding under the Amended Credit Agreement and First Amendment has been reclassified as a current liability on its condensed consolidated balance sheet as of September 30, 1998. Based on discussions with the Lenders, management believes that it will be able to obtain the appropriate waivers in the future. However, in the event that such waivers are not granted, management, after consultation with its regular financing sources, believes that the Company would be able to refinance the Amended Credit Agreement and First Amendment on acceptable terms. However, there can be no assurance that the Company will be successful in obtaining the appropriate waivers by the Lenders or that the Company will be able to refinance the Amended Credit Agreement and First Amendment. The failure by the Company to obtain such waivers or refinance the Amended Credit Agreement and First Amendment would have a material adverse affect on the Company's financial condition and results of operations.

         For the remainder of 1998, the Company expects its capital needs, including interest expense, dividends, corporate expenses, capital expenditures and other commitments, including the commitment to Saga, to be approximately $4.0 million. It is anticipated the Company will be able to meet these obligations for the remainder of 1998 from cash on hand and cash provided from operations, which assumes an improvement in the operating results of the Company's radio stations. The Company anticipates that future debt service, dividends, and other commitments payable after 1998 will be met from cash on hand and cash provided from operations, which assumes a substantial improvement in the operating results of the Company's radio stations and borrowing which may be available under the Amended Credit Agreement or other sources. There can be no assurance that the Company will be able to make these improvements which are subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control, or that the Company will have availability under the Amended Credit Agreement or access to other sources of financing sufficient to meet such commitments. The failure by the Company to obtain such financing or make sufficient improvements in its operating results could have a material adverse effect on the Company.

YEAR 2000

         The Year 2000 problem is the result of computer software and hardware, as well as chips and processors embedded in various products, (collectively referred to as "Computer Applications") using two digits rather than four digits to define the applicable year. Any of the Company's Computer Applications may recognize a date using "00" as the Year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

         The Company's critical information technology ("IT") systems using Computer Applications consist of sales, scheduling, accounting and broadcast automation systems. These IT systems rely heavily on specialized software provided by third parties. The Company is in the process of examining and testing its IT systems and letters of compliance are being obtained from all vendors of standard systems. The majority of these systems have been or are in the process of being upgraded through routine scheduled software and hardware upgrades. Based on internal assessments completed to date and upon third party representations, the Company believes that its critical IT systems will be Year 2000 compliant by March 1999.

         The Company's non-IT systems consist of telephone systems and any other equipment which contain embedded computer chips or processors. The Company has not begun an examination of its non-IT systems. The Company plans to conduct and complete its assessment of its non-IT systems that operate at its facilities by mid-year 1999.

         In addition to its internal systems, the Company also relies, directly and indirectly, on the systems of third parties, such as its banks, for the accurate exchange of data and for financial processing capabilities. The Company's primary financial institution has indicated that it is actively working to resolve its Year 2000 compatibility issues.

         The Company has not incurred any costs to date that are specifically attributable to resolving Year 2000 compliance issues. The Company cannot accurately estimate its future costs relating to readying its Computer Applications until it has completed examinations of all systems containing Computer Applications which will occur by June 1999.

         Although the Company believes that it will be able to discover and correct all its Year 2000 compatibility problems, there can be no guarantee that the Company will not experience any adverse impact. Additionally, with respect to third parties, there can be no assurance that their systems will be rendered Year 2000 compliant on a timely basis or that any resulting Year 2000 issues would not have an adverse effect on the results of operations of the Company. The most likely negative impact, if any, could include delays in receipt of payments from customers and delays in future advertising commitments from customers experiencing compatibility problems.

         The Company believes that the Year 2000 compliance of its IT and non-IT systems should minimize the business difficulties encountered as a result of the Year 2000 issue. Consequently, the Company does not anticipate the need to formulate contingency plans to deal with Year 2000 issues and has not formulated such plans. If this assessment changes, the Company will develop contingency plans as deemed necessary.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On July 24, 1998, a lawsuit was commenced against the Company and its directors in the Court of Chancery of the State of Delaware (New Castle County). The plaintiff in the lawsuit purports to have filed the action on behalf of a class consisting of all holders of Depositary Shares. The complaint alleges that the consideration to be paid as a result of the Merger to the holders of the Depositary Shares is unfair and that the individual defendants have breached their fiduciary duties. The complaint seeks to have the action certified as a class action and seeks to enjoin the Merger, or, in the alternative, seeks monetary damages. The Company intends to defend the lawsuit vigorously. To date, with respect to this litigation, no discovery has been conducted and no hearing has either been held or scheduled.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION OF EXHIBIT
         ------            ----------------------
         10.76 Termination Agreement, dated as of July 23, 1998, among Norman Feuer, Capstar Radio Broadcast Partners, Inc. and Triathlon Broadcasting Company.

         10.77 Promissory Note dated September 15, 1998 executed by 4630 Realty, Inc., a wholly owned subsidiary of Triathlon Broadcasting Company, and payable to the order of Capstar Radio Broadcasting Partners, Inc.

         10.78 Security Agreement dated September 15, 1998 between 4630 Realty, Inc., a wholly owned subsidiary of Triathlon Broadcasting Company, and Capstar Radio Broadcasting Partners, Inc.

         10.79 Deed of Trust, Assignment, Security Agreement and Financing Statement, dated as of September 15, 1998, executed by 4630 Realty, Inc., a wholly owned subsidiary of Triathlon Broadcasting Company in favor of Capstar Radio Broadcasting Partners, Inc.

         10.80 Station Reimbursement and Compensation Agreement dated August 1998, between Saga Communications of Iowa, Inc. and Triathlon Broadcasting of Omaha, Inc.

         10.81 Escrow Agreement dated August 1998, among Saga Communications of Iowa, Inc., Triathlon Broadcasting of Omaha, Inc. and James K. Edmondson

         27       Financial Data Schedule

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

                                              TRIATHLON BROADCASTING COMPANY

                                              By: /s/ Norman Feuer
                                                 ------------------------------
                                              Chief Executive Officer

                                              By: /s/ William G. Thompson
                                                 ------------------------------
                                              Chief Financial Officer

Dated:  November 16, 1998