Form 10-K
period 1998-12-31
TRIATHLON BROADCASTING CO
filed 1999-03-31
CIK 947718

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------


                                    FORM 10-K
(Mark One)
|X|                  ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                     1934 For the fiscal year ended December
                     31, 1998

                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                           ---------------------------


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

                           ---------------------------


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

                           ---------------------------


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the Class A Common Stock (one vote per share) held by non-affiliates, computed by reference to the average closing bid and asked price of the Class A Common Stock on March 17, 1999, was $39,375,951.

         The number of shares of the Registrant's Class A Common Stock, $.01 par value, Class B Common Stock, $.01 par value, Class C Common Stock, $.01 par value, Class D Common Stock, $.01 par value, and Depositary Shares, each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, outstanding as of March 17, 1999, was 3,181,895, 886,811, 24,750, 802,445, and 5,834,000, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

-------------------------------------------------------------------------------

                                     PART I

ITEM 1.           BUSINESS

General

         Triathlon Broadcasting Company (the "Company") owns and operates radio stations primarily in medium and small markets in the midwestern and western United States. The Company generally defines medium and small markets as those ranked below the top 70 markets in terms of population by The Arbitron Company (an independent rating service). The Company currently owns and operates, sells advertising on behalf of or provides programming to 22 FM and 10 AM radio stations in six markets. The Company also owns Pinnacle Sports Productions LLC, a regional sports radio network (the "Sports Network"), which broadcasts all of the games of the men's football, basketball and baseball and women's basketball and volleyball teams of the University of Nebraska over a network of approximately 61 radio stations located in the western United States.

         On July 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Capstar Radio Broadcasting Partners, Inc. ("Buyer") and TBC Radio Acquisition Corp. ("Buyer Sub") pursuant to which the Buyer Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of the Buyer (the "Merger"). When a Certificate of Merger relating to the Merger is filed with the Secretary of State of the State of Delaware or as otherwise specified in such Certificate of Merger (the "Effective Time"), Buyer Sub will merge with and into the Company, with the Company as the surviving corporation (the "Surviving Corporation"). Pursuant to the Merger, each outstanding share (except for shares of holders who perfect and exercise dissenters' appraisal rights) of the Company's (a) Class A Common Stock, par value $.01 per share (the "Class A Common Stock"), Class B Common Stock, par value $.01 per share (the "Class B Common Stock"), Class C Common Stock, par value $.01 per share (the "Class C Common Stock"), and Class D Common Stock, par value $.01 per share (the "Class D Common Stock" and, collectively with the Class A Common Stock, the Class B Common Stock and the Class C Common Stock, the "Common Stock"), will convert into the right to receive $13.00 (the "Common Stock Merger Consideration"), (b) Mandatory Preferred Stock will convert into the right to receive $108.30, plus accrued and unpaid dividends up to and including the date immediately prior to the Effective Time (the "Mandatory Preferred Stock Merger Consideration"), and (c) Series B Convertible Preferred Stock, par value $.01 per share (the "Series B Preferred Stock"), will convert into the right to receive $.01. Each Depositary Share, which represents one-tenth of a share of Mandatory Preferred Stock (the "Depositary Shares"), will be entitled to receive one-tenth of the Mandatory Preferred Stock Merger Consideration, or $10.83 plus accrued and unpaid dividends up to and including the date immediately prior to the Effective Time on one-tenth of a share of Mandatory Preferred Stock subject to increase under certain circumstances (the "Depositary Share Merger Consideration"). The Depositary Share Merger Consideration is equivalent to .833 of the Common Stock Merger Consideration, which represents the fraction of a share of Class A Common Stock into which each Depositary Share is currently convertible. Each such amount will be payable in cash, without interest. Pursuant to the Merger Agreement, holders of derivative securities of the Company will be able to receive an amount in respect of such securities which is generally equal to the difference between $13.00 and the exercise price of the derivative security. See "--The Merger Agreement."

         The Merger (as presently contemplated) is subject to a number of conditions. One such condition was the adoption of the Merger Agreement by the shareholders of the Company. A special meeting of the stockholders was held on March 24, 1999 (the "Special Stockholders Meeting") for which a proxy statement and proxy card relating to the Special Stockholders Meeting were mailed on February 16, 1999 to stockholders of record on February 1, 1999. At the Special Stockholders Meeting, the Merger Agreement was adopted by the Company's stockholders pursuant to the affirmative vote of a majority of the stockholders entitled to vote.

         On October 19, 1998, the U.S. Department of Justice, Antitrust Division (the "DOJ") filed comments with the Federal Communications Commission (the "FCC"), objecting to the Merger. The DOJ comments expressed concerns that the Merger would lessen competition for the sale of radio advertising in the Wichita, Kansas area, where the Buyer currently operates other radio stations. The DOJ and the Buyer have reached a settlement (the "Settlement") according to which the Buyer will divest two FM and three AM radio stations in the Wichita, Kansas area to address the DOJ's anti-competitive concerns, and on March 4, 1999, the DOJ withdrew its objections to the Merger. In connection with the Settlement, the Buyer and the Company will enter into a consent decree with the DOJ obligating the Buyer to divest certain stations in the Wichita, Kansas area after completion of the Merger. Upon the DOJ filing such consent decree with a federal court, the DOJ will terminate the waiting period for the Merger required by the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act").

         Upon the consent of the FCC to the transfer of control of the Company's and its subsidiaries' radio stations resulting from the Merger, the Company believes that all of the conditions to the Merger will be satisfied. The Merger is currently expected to be consummated in the second quarter of 1999. While the Company has no reason to believe that the conditions to the closing of the Merger will not be satisfied during such period, there can be no assurance that the Merger will be consummated in the second quarter of 1999 or at all. See "The Merger."

Radio Stations

         The following chart sets forth certain information with respect to the Company's radio stations:



                                                                   Number of Stations         Breakdown of Stations
                Market                     Market Rank(1)          Currently-Operated           Currently-Operated
-------------------------------------------------------------- ----------------------------------------------------------
                                                                                                AM             FM
                                                                                          -------------------------------
Omaha, Nebraska (2)....................          72                       4                     1               3

Spokane, Washington....................          87                     8(3)(4)                 3               5

Wichita, Kansas........................          89                       6                     2               4

Colorado Springs, Colorado.............          93                       4(5)                  2               2

Lincoln, Nebraska (2)..................          172                      4                    --               4

Tri-Cities, Washington (6).............          207                      6(7)                  2               4
                                                               ----------------------------------------------------------
         Total                                                             32                   10             22
---------------------------


(1) Market rankings as determined by The Arbitron Company for the Fall 1998 Radio Market Report.
(2) The Company also acquired the Sports Network pursuant to the Pinnacle Acquisition.
(3) Includes four stations for which Citadel Broadcasting Company sells advertising pursuant to a joint sales agreement.
(4) Includes one station that is not owned by the Company but on which it sells advertising pursuant to a joint sales agreement.
(5) Consists of four stations owned by the Company for which Citadel Broadcasting Company sells advertising pursuant to a joint sales agreement.
(6) The Tri-Cities, Washington market consists of the cities of Richland, Kennewick and Pasco in the State of Washington.
(7) Includes two stations that are not owned by the Company but on which it provides services and sells advertising pursuant to local marketing agreements.


RADIO STATION ACQUISITIONS

         The Company was incorporated in February 1995 and commenced operations in September 1995 with the acquisition of four radio stations in the Wichita, Kansas market. Since its inception on June 29, 1995 (the "Company's Inception") through the date hereof, the Company (i) has purchased a total of 34 radio stations, including certain stations on which the Company has previously provided advertising or programming pursuant to such agreements, (ii) has disposed of a total of five radio stations, (iii) has assumed a local marketing agreement ("LMA") for one station and a joint sales agreement ("JSA") for one station, and (iv) has entered into a LMA for one additional station.


Acquisitions Completed During 1996

         During the year ended December 31, 1996 ("1996"), the Company purchased a total of 23 radio stations, including certain stations on which the Company already sold advertising or provided programming, as follows:

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

         On February 1, 1996 the Company began providing programming and selling advertising pursuant to an LMA with Silverado Broadcasting Company in the Spokane, Washington market for radio stations KISC-FM, KNFR-FM and KAQQ-AM (collectively, the "Silverado Stations") and assumed the rights and obligations under a JSA for an additional radio station, KCDA-FM. The Company acquired the Silverado Stations on May 15, 1996 for an aggregate of $8.75 million.

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

         On November 22, 1996, the Company acquired the Colorado Stations, the Spokane Stations, the Tri-Cities Stations, and radio station KEYN-FM in the Wichita, Kansas market (which the Company had been operating pursuant to a JSA with Pourtales since September 13, 1995). The aggregate purchase price for these radio stations was approximately $22.9 million.


Acquisitions Completed During 1997

         During the year ended December 31, 1997 ("1997"), the Company purchased a total of seven radio stations, including certain stations on which the Company already sold advertising or provided programming, as follows:

         On January 9, 1997 the Company purchased radio stations KZSN-FM and KZSN-AM, both operating in the Wichita, Kansas market (collectively, the "Wichita Southern Skies Acquisition"), and on April 25, 1997, the Company purchased radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market, from Southern Skies Corporation for an aggregate of (i) $22.6 million and (ii) 46,189 shares of the Company's Class A Common Stock, valued at approximately $486,000. In addition, the Company became obligated to pay $750,000 pursuant to a non-competition agreement with one of the principals of Southern Skies Corporation.

         Also on April 25, 1997, the Company purchased radio station KOLL-FM, operating in the Little Rock, Arkansas market, from SFX Broadcasting, Inc. ("SFX Broadcasting") for $4.1 million. The Company had provided programming and sold advertising for KOLL-FM pursuant to an LMA since March 15, 1996.

         On May 15, 1997, the Company purchased the Sports Network (the "Pinnacle Acquisition") for approximately $3.3 million, which may be increased by $1.7 million if the University of Nebraska renews its contract with the Company in 2001 for a minimum of an additional three-year term. While renewal of the contract with the University of Nebraska cannot be assured, based on discussions the Company has had with the University of Nebraska, the Company presently knows of no reason why the contract would not be renewed.

         On June 2, 1997, the Company added to its presence in the Omaha, Nebraska market by purchasing radio stations KFAB-AM and KGOR-FM and the exclusive Muzak franchise for the Lincoln, Nebraska and Omaha, Nebraska markets from American Radio Systems Corporation for an aggregate purchase price of $38.0 million.

         During the year ended December 31, 1998 ("1998"), the Company did not purchase any radio stations.

         Since the Company's Inception, the Company's acquisitions have been accounted for using the purchase method of accounting. The operating results of the acquired stations are included in the Company's consolidated statements of operations from their respective dates of acquisition or from the dates on which the respective LMA or JSA began.


RADIO STATION DISPOSITIONS

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

         During 1996 and 1998, the Company did not dispose of any radio stations.


CITADEL JSA

         The DOJ commenced an investigation of the Citadel JSA in connection with the concentration of radio station ownership in the Colorado Springs, Colorado and Spokane, Washington markets. See "Item 3. Legal Proceedings." The DOJ is increasingly scrutinizing the radio broadcasting industry, and, in at least one instance, has required the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the area, control over more than 60% of radio advertising revenue in the area.

         The Citadel JSA currently may be deemed to provide Citadel with control over approximately 52.5% and 51.5% of the radio advertising revenue in the Spokane, Washington market and the Colorado Springs, Colorado market, respectively. The Citadel JSA provided approximately 15% of the Company's net revenues during 1998. In the event that the DOJ requires the termination or modification of the Citadel JSA, the Company believes that such termination or modification will not have a long-term material adverse effect on the Company because the Company believes that it can provide more efficiently the services currently performed by Citadel given the fee structure of the Citadel JSA.
While the DOJ has not required termination of the Citadel JSA in connection with its review of the Merger under the HSR Act, the Company has begun preparations for an orderly transition in the event that the Merger is not consummated and the DOJ thereafter requires the termination of the Citadel JSA.

         During the period that the Company programmed the Colorado Stations and the Spokane Stations pursuant to an LMA, the Company recognized the Citadel JSA fee as net revenue. As of November 22, 1996, when the Company purchased the Colorado Stations and the Spokane Stations, the Company included the related stations' operating expenses in its consolidated statements of operations as expenses and the reimbursement of the expenses and the Citadel JSA fee as revenues. The inclusion of the reimbursement expenses results in a permanent reduction in the Company's

Broadcast Cash Flow Margin (Broadcast Cash Flow as a percentage of net revenues). See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."


THE STATIONS AND THE MARKETS

         The following table summarizes certain information with respect to the radio stations that the Company owns and operates, provides programming to or sells advertising on behalf of:

                                                                                                 1998       TOTAL
                                                              STATION RANK      1998 AUDIENCE   STATION   NUMBER OF   EXPIRATION
                  MARKET        STATION           TARGET      AMONG-TARGET     SHARE-FOR-TARGET REVENUE  STATIONS IN  DATE OF FCC
    STATION(1)     RANK        FORMAT-(2)      DEMOGRAPHICS  DEMOGRAPHICS (2)  DEMOGRAPHICS (2) RANK (2)  MARKET (2) AUTHORIZATION
----------------  ------  ------------------   ------------  ---------------- ----------------- -------- ----------- -------------
OMAHA MARKET        72                                                                                       23
   KXKT-FM                Country              Adults 25-54         2               9.6%           2                    2/1/05
   KGOR-FM                Oldies               Adults 25-54         4               7.8%           5                    6/1/05
   KTNP-FM                Pop Alternative      Adults 18-34         4*              4.1%          12                    6/1/05
   KFAB-AM                Talk/News/Sports     Adults 25-54         8               5.3%           3                    6/1/05
SPOKANE MARKET      87                                                                                       28
   KKZX-FM(3)             Classic Rock         Adults 25-54         1               11.9%          1                    2/1/06
   KISC-FM                Adult Contemporary   Adults 25-54         6               7.2%           2                    2/1/06
   KNFR-FM                Country              Adults 25-54         9               4.4%           4                    2/1/06
   KEYF-FM(3)             Oldies               Adults 25-54         5               7.5%           6                    2/1/06
   KAQQ-AM                Middle-of-the-Road   Adults 35-64         9               4.7%          11                    2/1/06
   KCDA-FM(4)             Country              Adults 25-54        15               1.7%          13                    10/1/05
   KEYF-AM(3)             Oldies               Adults 25-54        21                .3%          N/A                   2/1/06
   KUDY-AM(3)             Religion             Adults 25-64         -                 -           N/A                   2/1/06
WICHITA MARKET      89                                                                                       23
   KZSN-FM                Country              Adults 25-54         1               9.4%           1                    6/1/05
   KRBB-FM                Adult Contemporary   Adults 25-54         2               8.9%           4                    6/1/05
   KEYN-FM                Oldies               Adults 25-54         4               7.0%           8                    6/1/05
   KWSJ-FM                New Age              Adults 25-54        10*              3.8%          15                    6/1/05
                          Contemporary
   KFH-AM                 Talk/News/Sports     Adults 35-64         5               6.3%          16                    6/1/05
   KQAM-AM                Talk/News/Sports     Adults 35-64        15               1.9%          17                    6/1/05
COLORADO SPRINGS    93                                                                                       20
MARKET
   KSPZ-FM(3)             Oldies               Adults 25-54         7               5.5%           6                    4/1/05
   KVUU-FM(3)             Adult Contemporary   Adults 25-54         6               5.8%           3                    4/1/05
   KVOR-AM(3)             News/Talk            Adults 25-54         8               4.9%           8                    4/1/05
   KTWK-AM(3)             Nostalgia            Adults 35-64        15               1.7%          14                    4/1/05

                                                                                                 1998       TOTAL
                                                              STATION RANK      1998 AUDIENCE   STATION   NUMBER OF   EXPIRATION
                  MARKET        STATION           TARGET      AMONG-TARGET     SHARE-FOR-TARGET REVENUE  STATIONS IN  DATE OF FCC
    STATION(1)     RANK        FORMAT-(2)      DEMOGRAPHICS  DEMOGRAPHICS (2)  DEMOGRAPHICS (2) RANK (2)  MARKET (2) AUTHORIZATION
----------------  ------  ------------------   ------------  ---------------- ----------------- -------- ----------- -------------

LINCOLN MARKET    172                                                                                        12
   KZKX-FM                 Country             Adults 25-54        3                 8.0%           1                   6/1/05
   KTGL-FM                 Classic Rock        Adults 25-54        1*                9.9%           2                   6/1/05
   KIBZ-FM                 Album-Orientated    Adults 18-34        2                14.6%           7                   6/1/05
                           Rock
   KKNB-FM                 Pop Alternative     Adults 18-34        8                 4.9%          10                   6/1/05
TRI-CITIES        207                                                                                        18
MARKET(5)
   KEGX-FM                 Classic Hits        Adults 25-54        1                13.3%           1*                  2/1/06
   KIOK-FM                 Country             Adults 25-54        7                 6.3%           1*                  2/1/06
   KNLT-FM(6)              Oldies              Adults 25-54        5                 7.0%           8                   2/1/06
   KTCR-AM                 News/Talk/Sports    Adults 35-64       12*                3.8%          14                   2/1/06
   KALE-AM                 News/Talk           Adults 35-64       12*                3.8%          13                   2/1/06
   KUJ-FM(6)               Current Hit         Adults 18-34       12                 3.1%          12                   2/1/06

------------------------------------


*        Tied in rank with other stations in the market.
(1) Some stations are licensed to a different community located within the market they serve.
(2) Based upon The Arbitron Company's Fall 1998 Radio Market Report for the respective markets and BIA's MasterAccess database for the first quarter of Fiscal Year 1999.
(3) Citadel Broadcasting Company sells advertising on these stations pursuant to the Citadel JSA.
(4)      The Company sells advertising on this station pursuant to a JSA.
(5) The Tri-Cities market consists of the cities of Richland, Kennewick and Pasco in the State of Washington.
(6) The Company provides programming to and sells advertising on these stations pursuant to an LMA.

ADVERTISING

         The primary source of the Company's revenues is the sale of broadcasting time for local, regional and national advertising. Stations' sales staff generate most of the stations' local advertising sales, which comprise approximately 81% of the Company's revenues (exclusive of Citadel JSA fees received). To generate national advertising sales, the Company engages an advertising representative for each of its stations who specializes in national advertising sales and is compensated on a commission-only basis. Most advertising contracts are short-term and generally run only for a few weeks.

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

         The Company's audience ratings and market share are subject to change, and any adverse change in audience rating and market share in any particular market could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company competes with other radio stations with comparable programming formats in most of its markets, the Company's stations could suffer a reduction in ratings or advertising revenue and could require increased promotional and other expenses if another station in a given market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format, or if an existing competitor were to strengthen its operations. As a result of the Telecom Act, certain radio broadcasting companies have become significantly larger and have greater financial resources than the Company. Furthermore, the Telecom Act has permitted other radio broadcasting companies to enter the markets in which the Company operates or may operate in the future. Although the Company believes that each of its stations is able to compete effectively in its market, there can be no assurance that any of the Company's stations will be able to maintain or increase its current audience ratings and advertising revenue market share.

         The Company's stations also compete for advertising revenues with other media, including newspapers, broadcast television, cable television, magazines, billboard advertising, transit advertising and direct mail advertising. Factors that affect a station's competitive position include its appeal to demographic groups that advertisers seek to reach, its authorized power, terrain, assigned frequency, audience characteristics, local program acceptance and the number and characteristics of other stations in the market area. The radio broadcasting industry also is subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming by cable television systems, delivery of audio programming via the Internet and the introduction of digital audio broadcasting. See "--Federal Regulation of Radio Broadcasting--Proposed Changes." The radio broadcasting industry historically has grown despite the introduction of new technologies for the delivery of entertainment and information, such as television broadcasting, cable television, audio tapes and compact discs. There can be no assurance, however, that the development or introduction in the future of any new media technology will not adversely affect the radio broadcasting industry generally or the Company in particular.


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


EMPLOYEES

         As of December 31, 1998, the Company had approximately 306 full-time and 130 part-time employees, none of whom were represented by unions. The Company believes that its relations with its employees are good.

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

FCC Licenses

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

Ownership Matters

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

         As a result of the Telecom Act, the limit on the number of radio stations one entity may own nationally has been eliminated and the limits on the number of radio stations one entity may own locally is as follows: (i) in a market with 45 or more commercial radio stations, an entity may own up to eight commercial radio stations, not more than five of which are in the same service (FM or AM); (ii) in a market with between 30 and 44 (inclusive) commercial radio stations, an entity may own up to seven commercial radio stations, not more than four of which are in the same service; (iii) in a market with between 15 and 29 (inclusive) commercial radio stations, an entity may own up to six commercial radio stations, not more than four of which are in the same service; and (iv) in a market with 14 or fewer commercial radio stations, an entity may own up to five commercial radio stations, not more than three of which are in the same service, except that an entity may not own more than 50% of the stations in such market. FCC ownership rules continue to permit an entity to own one FM and one AM station locally regardless of market size. For the purposes of these rules, in general, a radio station being programmed pursuant to an LMA by an entity is not counted as an owned station for purposes of determining the programming entity's local ownership limits unless the entity already owns a radio station in the market of the station with which the entity has the LMA; and a radio station whose advertising time is being sold pursuant to a JSA is currently not counted as an owned station of the entity selling the advertising time even if that entity owns a radio station in the market of the station with which the entity has the JSA. As a result of the elimination of the national ownership limits and the liberalization of the local ownership limits effected by the Telecom Act, radio station acquisitions have come under increased antitrust review by the DOJ even where the acquisition complies with the FCC's multiple ownership rules. The DOJ has articulated what it believes to be the relevant market for competitive analysis in the radio broadcasting industry, but no court has determined its validity.

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

Local Marketing Agreements

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

Joint Sales Agreements

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

         The DOJ has indicated that it may consider that a JSA between radio broadcasters in the same market violates the antitrust law's prohibition against competitors agreeing on prices. The Company's JSA in the Wichita, Kansas market had been, and the Citadel JSA in the Colorado Springs, Colorado market and the Spokane, Washington market are being, investigated by the DOJ, but the DOJ has not indicated the outcome of its investigation of the Citadel JSA. See "--Citadel JSA." The Company has terminated its JSA in the Wichita, Kansas market.

Programming and Operation

         The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it had developed in the past to promote the broadcast of certain type of programming responsive to the needs of a station's community of license. A licensee continues to be required, however, to present programming that is responsive to issues of the station's community, and to maintain certain records demonstrating such responsiveness. Complaints from listeners concerning a station's programming often will be considered by the FCC when it evaluates renewal applications of a licensee, although such complaints may be filed at any time and generally may be considered by the FCC at any time. Stations also must follow various rules promulgated under the Communications Act that regulate, among other things, political advertising, sponsorship identifications, the advertisement of contests and lotteries, obscene and indecent broadcasts, and technical operations, including limits on radio frequency radiation. Certain of the FCC's rules that required licensees to develop and implement affirmative action programs designed to promote equal employment opportunities and the annual submission of reports to the FCC with respect to these matters were found unconstitutional by the U.S. Court of Appeals. The FCC has initiated a rulemaking proceeding to revise these rules.

         Failure to observe these or other rules and policies can result in the imposition of various sanctions, including monetary forfeitures, the grant of "short" (less than the maximum) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Proposed Changes

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

         In addition, the FCC has initiated a rulemaking proceeding proposing to create a new low power FM radio service and new technology has introduced the broadcast of radio programming over the Internet, both of which may create additional sources of competition to the Company.

         The Company cannot predict what other matters might be considered in the future by the FCC and/or Congress or what affect the implementation of any of these proposals or changes may have on the Company's business, financial condition or results of operations.

THE MERGER

         On July 23, 1998, the Company entered into the Merger Agreement pursuant to which the Buyer Sub will merge with and into the Company and the Company will become a wholly-owned subsidiary of the Buyer. Pursuant to the Merger, each outstanding share (except for shares of holders who perfect and exercise dissenters' appraisal rights) of the Company's (a) Common Stock will convert into the right to receive $13.00, (b) Mandatory Preferred Stock will convert into the right to receive $108.30, plus accrued and unpaid dividends up to and including the date immediately prior to the Effective Time and (c) Series B Convertible Preferred Stock, par value $.01 per share, will convert into the right to receive $.01. Each Depositary Share, which represents one-tenth of a share of Mandatory Preferred Stock, will be entitled to receive one-tenth of the Mandatory Preferred Stock Merger Consideration, or $10.83 plus accrued and unpaid dividends up to and including the date immediately prior to the Effective Time on one-tenth of a share of Mandatory Preferred Stock subject to increase in certain circumstances. The Depositary Share Merger Consideration is equivalent to .833 of the Common Stock Merger Consideration, which represents the fraction of a share of Class A Common Stock into which each Depositary Share is currently convertible. Each such amount will be payable in cash, without interest. Pursuant to the Merger Agreement, holders of derivative securities of the Company will be able to receive an amount in respect of such securities which is generally equal to the difference between $13.00 and the exercise price of the derivative security.

Special Stockholders Meeting

         The Company held a Special Stockholders Meeting on March 24, 1999. At the Special Stockholders Meeting, the Merger Agreement was adopted by the Company's stockholders pursuant to the affirmative vote of a majority of the stockholders entitled to vote.

         Subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, the Merger will be consummated (the "Closing") on the earlier of (a) April 30, 1999 (subject to extension under certain circumstances, as provided in the Merger Agreement, until as late as September 14, 1999) or (b) any other date specified by Buyer at least 5 business days in advance.

         The Merger is currently expected to be consummated in the second quarter of 1999. While the Company has no reason to believe that the conditions to the closing of the Merger will not be satisfied during such period, there can be no assurance that the Merger will be consummated in the second quarter of 1999 or at all.

         For more information about the Merger, see the definitive Proxy Statement, dated February 12, 1999, of the Company included in the Schedule 14A of the Company filed with the Securities and Exchange Commission (the "SEC") on February 16, 1999 (and any supplements thereto).

The Merger Agreement

         The following is a summary of certain of the material provisions of the Merger Agreement.

Treatment of Warrants, Options and Stock Appreciation Rights

         Each warrant to purchase shares of Common Stock granted by the Company that is outstanding at the Effective Time will continue to be outstanding after the Effective Time (subject to the terms and conditions contained in the appropriate warrant agreement) and will be exercisable without payment of the per share exercise price for an amount of cash, without interest, equal to the difference between the Common Stock Merger Consideration and the per share exercise price of such warrant, less any applicable withholding taxes.

         Each option granted by the Company that is outstanding at the Effective Time, whether or not it is then exercisable, will be canceled at the Effective Time. Each holder of a canceled option will be entitled to receive, in consideration for the cancellation, an amount of cash, without interest, equal to the difference between the Common Stock Merger Consideration and the per share exercise price of the canceled option, less any applicable withholding taxes.

         Each Stock Appreciation Right of the Company (each, a "SAR"), whether or not then exercisable, will be canceled at the Effective Time. Each holder of a canceled SAR will be entitled to receive, in consideration for the cancellation, an amount of cash, without interest, equal to (a) with respect to each then outstanding cash-only SAR granted to Messrs. Jeffrey Leiderman and Frank E. Barnes, III under agreements dated January 31, 1996, providing for the grant to each such individual of SARs in respect of 2,000 shares of Class A Common Stock, 50% of the difference between $0.01 and the Common Stock Merger Consideration or (b) with respect to all other outstanding SARs, the difference between the Common Stock Merger Consideration and the per share base price of such SAR, in every case less any applicable withholding taxes.

Covenants

         The Company has agreed that, until the Effective Time, except in accordance with the documents contemplated by the Merger Agreement (collectively referred to as the "Transaction Documents") it will, and will cause its subsidiaries to, carry on their respective businesses in the usual, regular and ordinary course in substantially the same manner as theretofore conducted, and will not, and will not permit its subsidiaries to, without the consent of Buyer, among other things: (a) declare or pay dividends or other distributions or sell or acquire any shares of its capital stock (with certain exceptions, including scheduled cash dividends on shares of the Mandatory Preferred Stock and issuances of Common Stock upon the conversion or exercise of outstanding securities), (b) amend its certificate of incorporation or by-laws, (c) acquire or sell any assets, (d) with certain significant exceptions, incur any indebtedness in excess of $50,000 or capital expenditures in excess of $25,000 in the aggregate or make any loans, (e) modify, terminate or fail to renew any material contract (with certain exceptions), (f) fail to act in the ordinary course of business consistent with past practices exercising commercially reasonable care to (i) preserve substantially intact the Company's and each subsidiary's present business organization, (ii) keep available the services of certain employees or (iii) preserve its relationships with customers, suppliers and others, (g) fail to use commercially reasonable efforts to maintain the Company's and each subsidiary's material assets, (h) merge or consolidate with any other entity or dissolve or liquidate any subsidiary, (i) materially increase the compensation or benefits of any director, officer or employee, (j) pay, discharge or satisfy any material claims or liabilities other than in the ordinary course of business or fail to pay any material accounts payable, (k) enter into a local marketing agreement, time-brokerage agreement, joint sales agreement, non-compete agreement or similar agreement with any entity other than Buyer, (l) engage in any transaction with any of its affiliates (with certain exceptions), (m) fail to pay on each scheduled quarterly payment date all accrued and unpaid dividends on the outstanding Mandatory Preferred Stock, (n) take any action that would result in any adjustment to the Redemption Rate or the Optional Conversion Rate (each as defined in the Certificate of Designations of the Mandatory Preferred Stock) or (o) authorize, commit or agree to take any of the foregoing actions.

         Prior to the Effective Time, the Company is obligated to obtain from all members of its management holding options and SARs, and to use its commercially reasonable efforts to obtain from all other holders of options and SARs, an agreement relating to such holders' options and SARs. In this agreement, as described under "--Treatment of Warrants, Options and Stock Appreciation Rights" above, the holders agree to cancel their options and SARs and will receive in return, without payment therefor, a per share amount equal to the Common Stock Merger Consideration less the exercise price per option or base price per SAR.

         The Company and Buyer are required to use all reasonable efforts to complete the Merger, to file an application requesting the FCC consent (the "FCC Consent") for the transfer of control of the Company's radio stations (and those of its subsidiaries) resulting from the Merger and to file all documents required under the HSR Act. Without the prior written consent of Buyer, the Company is prohibited, with certain exceptions, from taking any action that could impair or delay obtaining the FCC Consent or complying with or satisfying the terms thereof. The FCC application was filed on August 21, 1998 and has not been granted to date. The filing under the HSR Act was made on August 17, 1998 and the waiting period thereunder has been extended due to the Company's receipt of a request for additional information from the DOJ. The DOJ filed comments with the FCC on October 19, 1998, objecting to the Merger. The DOJ comments expressed concerns that the Merger would lessen competition for the sale of radio advertising in the Wichita, Kansas area, where the Buyer currently operates other radio stations. The DOJ and the Buyer have reached a settlement according to which the Buyer will divest two FM and three AM radio stations in the Wichita, Kansas area to address the DOJ's anti-competitive concerns. On March 4, 1998, the DOJ withdrew its objections to the Merger. In connection with the Settlement, the Buyer and the Company will enter into a consent decree with the DOJ obligating the Buyer to divest certain stations in the Wichita, Kansas area after completion of the Merger. Upon the DOJ filing such consent decree with a federal court, the DOJ will terminate the waiting period for the Merger required by the HSR Act. In addition, the Company and Buyer are required to use all reasonable efforts to (i) obtain all necessary consents, approvals or waivers from third parties including the waiver from the Company's lenders under the Amended Credit Agreement (as defined in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources") of certain prepayment premiums, penalties and fees and (ii) defend any lawsuit challenging Transaction Documents or the transactions contemplated thereby.

         The Company is required, at or prior to the Effective Time, to amend or terminate certain agreements with affiliates without any liability to the Company. The Company was also required to use commercially reasonable efforts to enter into, and has entered into an agreement, on terms acceptable to Buyer, to downgrade Saga Communications of Iowa, Inc.'s signal for KIOA-FM operating in the Des Moines, Iowa market, if necessary, and to upgrade the Company's signal for KTNP-FM operating the Omaha, Nebraska market. The contemplated changes in operating power require the approval of the FCC which was applied for in September 1998.

         The Merger Agreement contains certain additional provisions requiring the Surviving Corporation to (a) provide certain employee benefits and (b) indemnify, to the fullest extent permitted by the Delaware General Corporation Law, each officer, director, employee or agent of (i) the Company or any of its subsidiaries or (ii) Howard Tytel or Robert F.X. Sillerman or affiliates of Mr. Sillerman (the "Indemnified Parties"), against certain losses, reasonable expenses (including reasonable attorneys' fees), claims, damages, liabilities and amounts paid in connection with certain threatened or actual claims, actions, suits, proceedings or investigations. The Surviving Corporation also is to maintain in effect, for a period of six years after the Effective Time, directors' and officers' liability insurance currently maintained by the Company covering the directors and officers of the Company and others covered thereby as of the date of the Merger Agreement, with certain limitations.

Closing Extension and Adjustment to Merger Consideration

         The "Termination Date" is April 30, 1999, subject to extension by Buyer for up to three months, in half-calendar-month intervals; however, if Buyer does so, the Common Stock Merger Consideration will be increased by $0.125 and the Depositary Share Merger Consideration will be increased by $0.104 for each half-calendar month of extension. No increase will be paid, however, if (a) the FCC Consent or the termination of the HSR Act waiting period is not obtained (unless Buyer fails to consummate the Merger within ten business days after such consent and termination are obtained (the "Satisfaction Date"), in which case the increases in the merger consideration will be payable for each half-calendar month commencing after the Satisfaction Date) after all other conditions to Buyer's obligation to consummate the Merger have been satisfied, because of (i) acts or omissions by the Company or its subsidiaries in conducting their respective operations and activities (other than actions or omissions relating to the number of licenses or amount of revenues in a particular market and other than relating to the Citadel JSA), (ii) a breach by the Company of its obligations under the Merger Agreement or (iii) certain statutory changes or enactments relating to radio license ownership (collectively, "Acts or Changes") or (b) the Merger is restrained by a judicial order, under certain circumstances.

         If a judicial order restraining the Merger is rendered in a proceeding brought by a holder of Mandatory Preferred Stock on the basis of the treatment of the Mandatory Preferred Stock under the Merger Agreement (a "Mandatory Preferred Order") and has not been lifted by June 15, 1999, then Buyer may extend the Termination Date until July 31, 1999 in half- month intervals with an increase in the Common Stock Merger Consideration and Depositary Share Merger Consideration as above, beginning on June 16, 1999. Under certain circumstances, if any judicial order delaying the Merger is lifted, and if Buyer fails to consummate the Merger within ten days thereafter (and such failure is not due to the Company's failure to fulfill certain closing conditions), then the Common Stock Merger Consideration shall be increased by $0.25 and the Depositary Share Merger Consideration shall be increased by $0.208 for each half-calendar month (or portion thereof) between the initial Termination Date and the date of Closing. If any judicial order is not lifted by July 31, 1999, then either the Company or Buyer may extend the date of the Closing for an additional 45 days. However, if (a) neither the Company nor Buyer elect to extend the Closing for an additional 45 days or (b) the order so extending the Closing is not lifted by the end of the 45-day period, then, unless the order is a Mandatory Preferred Order, the Merger Agreement will automatically terminate without any liability or obligation of the parties other than obligations to split the FCC and HSR Act filing fees. See "-- The Merger -- Termination; Fees and Expenses; Letter of Credit."

Non-Solicitation

         Until the termination of the Merger Agreement, the Company, its subsidiaries and their respective representatives are prohibited from soliciting, initiating or encouraging the submission of any takeover proposal (a "Takeover Proposal"), or discussing, negotiating or furnishing information regarding any Takeover Proposal. However, prior to the receipt of stockholder adoption of the Merger Agreement, the Company and its representatives may, under certain circumstances, furnish information with respect to the Company and participate in negotiations regarding any unsolicited Takeover Proposal meeting certain criteria, if the Board of Directors of the Company reasonably believes after receiving advice from its financial advisor that the Proposal provides the Company's stockholders with superior value than the consideration provided for in the Merger, and if the Board of Directors determines in good faith, based on the advice of outside counsel, that it is necessary to do so in order for the Board of Directors to comply with its fiduciary duties under applicable law. The Merger Agreement requires the Company to keep Buyer fully informed of the status and details of any Takeover Proposal.

         In addition, neither the Board of Directors nor any committee thereof (including the Independent Committee) may (a) withdraw or modify, in a manner adverse to Buyer, its approval of the Merger or (b) approve or recommend any Takeover Proposal. However, this prohibition does not apply to certain Takeover Proposals that are determined by the Board of Directors to be more favorable to the Company's stockholders than the Merger, provided that the Merger Agreement is terminated by the Company.

Conditions

         The obligations of each party to consummate the Merger are subject to the satisfaction or waiver of certain conditions, including, among others: (a) the adoption of the Merger Agreement by the stockholders of the Company (which occured on March 24, 1999) (b) the issuance of the FCC Consent, (c) the expiration or termination of the waiting period under the HSR Act and (d) the absence of any injunction or other legal restraint prohibiting the Merger.

         The obligations of Buyer and Buyer Sub to consummate the Merger are subject to the satisfaction or waiver of the following additional conditions, among others: (a) the accuracy of the Company's representations and warranties in the Merger Agreement, (b) the performance by the Company's of its obligations under the Merger Agreement, (c) the finality of the FCC Consent and absence of adverse conditions therein on account of Acts or Changes, (d) obtaining releases of options and SARs from the Company's directors and executive officers, (e) obtaining material third party consents to the Merger, (f) the termination by the Company of certain affiliate relationships, and (h) the Company not having outstanding more than a specified number of shares of certain classes of its capital stock (including derivative securities).

         The obligations of the Company to consummate the Merger are subject to the satisfaction or waiver of the following additional conditions: (a) the accuracy of Buyer's and Buyer Sub's representations and warranties in the Merger Agreement and (b) Buyer's and Buyer Sub's performance of their obligations under the Merger Agreement.

Termination; Fees and Expenses; Letter of Credit

         The Merger Agreement may be terminated:

         (a) By the mutual written consent of the Company, Buyer and Buyer Sub.

         (b) By either the Company or Buyer, if the Company's stockholders did not adopt the Merger Agreement at the Special Stockholders Meeting (or any adjournment thereof) or if no stockholder vote was held before the Termination Date (unless the Merger is permanently enjoined or prohibited). If the Merger Agreement was terminated as set forth in this paragraph, the Company would have been obligated to pay Buyer a termination fee of $2.5 million (and an additional $2.5 million if, within one year of the termination, either the Company enters into a Takeover Proposal or 50% of the capital stock of the Company is acquired in a tender offer) and must reimburse Buyer for its reasonable out-of-pocket expenses (not to exceed $1.0 million).

         (c) By either the Company or Buyer, if the Merger is not consummated on or before the Termination Date.

         (d) By either the Company or Buyer, if the Merger is permanently prohibited or enjoined for any reason, including as a result of a proceeding (a "Mandatory Preferred Proceeding") which challenges the Mandatory Preferred Stock Merger Consideration or the treatment of the Mandatory Preferred Stock in the Merger Agreement.

         (e) By Buyer if (i) the Company breaches any representation or warranty contained in the Merger Agreement, unless the individual or aggregate impact of all such breaches of representations and warranties could not reasonably be expected to have a material adverse effect on the Company or unless such breaches are due to changes in the United States financial markets generally or to matters arising after the date of the Merger Agreement that affect the broadcasting industry generally, or (ii) the Company fails to perform in all material respects its obligations under the Merger Agreement. However, Buyer may not terminate if the breach or failure to perform is cured within 30 days after notice thereof.

         (f) By the Company if (i) Buyer or Buyer Sub breaches any representation or warranty contained in the Merger Agreement, unless the individual or aggregate impact of all such breaches of representations and warranties could not reasonably be expected to have a material adverse effect on Buyer's ability to perform its obligations under the Transaction Documents, or (ii) Buyer or Buyer Sub fail to perform in all material respects their obligations under the Merger Agreement. However, the Company may not terminate if the breach or failure to perform is cured within 30 days after notice.

         (g) By the Company if before obtaining stockholder approval of the Merger Agreement, (i) the Board of Directors determines, in certain circumstances, to terminate the Merger Agreement in order for the Company to enter into an agreement relating to a Superior Proposal (as defined in the Merger Agreement, (ii) the Company notifies Buyer of the Superior Proposal, and
(iii) within five business days from receipt of the notice, Buyer does not offer to revise the terms of the Merger or the Board of Directors determines in good faith, after receiving advice from its financial advisor, that the Superior Proposal is superior to Buyer's revised offer. If the Merger Agreement is terminated as set forth in this paragraph, the Company must pay Buyer a termination fee of $5.0 million and must reimburse Buyer for its reasonable out-of-pocket expenses (not to exceed $1.0 million).

         (h) By Buyer if (i) a tender or exchange offer for 50% or more of the capital stock of the Company is commenced and the Board of Directors fails to timely recommend that the Company's stockholders not tender their shares, or
(ii) a Takeover Proposal is announced and the Board of Directors fails to reaffirm its recommendation of the Merger. If the Merger Agreement is terminated as set forth in this paragraph, the Company must pay Buyer a termination fee of $5.0 million and must reimburse Buyer for its reasonable out-of-pocket expenses (not to exceed $1.0 million).

         (i) By Buyer if the Company has outstanding more than a certain number of shares of certain classes of its capital stock (including derivative securities), as specified in the Merger Agreement. If the Merger Agreement is terminated as set forth in this paragraph, the Company must pay Buyer a termination fee of $1,666,667.

         Simultaneously with the execution of the Merger Agreement, Buyer placed into escrow an irrevocable letter of credit for $9.0 million. The escrowed amount must be released to the Company, and Buyer must pay the Company the $3.0 million in cash (the "Cash Fee"), if the Merger Agreement is terminated because:
(a) the Merger is not consummated by April 30, 1999 (subject to extension) and at such time (i) regulatory approvals for the transaction shall not have been obtained (unless the failure to obtain such approvals is the result of Acts or Changes); (ii) there is in effect a preliminary injunction arising out of litigation concerning the treatment of the Mandatory Preferred Stock in the Merger; or (iii) all conditions to Buyer's obligation to close the Merger have been satisfied, other than that the consent of the FCC to the transfer of the Company's radio station licenses to Buyer or Buyer Sub shall have become final, and Buyer elects not to consummate the Merger; (b) the Merger is permanently enjoined (i) by the federal antitrust agencies or the FCC and such injunction is not primarily due to Acts or Changes or (ii) on the grounds of the treatment of the Mandatory Preferred Stock in the Merger; or (c) the Company terminates the Merger Agreement as described in paragraph (f) above. Except as otherwise provided in the Merger Agreement, the release of the letter of credit and payment of the Cash Fee to the Company will be its sole remedy if the Merger Agreement is terminated as discussed above.

         If the Merger Agreement is terminated for reasons other than those for which the Merger Agreement provides liquidated damages, the non-breaching party will be entitled to recover its damages and expenses from the other party or parties.

FORWARD-LOOKING INFORMATION

         Except for the historical information contained in this Report, certain items herein, including, without limitation, certain matters discussed under "Item 3. Legal Proceedings" and under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation," are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including, without limitation, risks and uncertainties relating to leverage, the ability to obtain financing, the level and volatility of interest rates, integration of the acquisitions completed during 1998, the ability of the Company to achieve certain cost savings, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the effect of economic and market conditions, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed in "--Competition" and "--Federal Regulation of Radio Broadcasting" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation." Furthermore, if the Merger is not consummated, stockholders should be aware that the Company's continuing operations will involve a number of risks, including the failure by the Company to comply with certain covenants in its credit agreement; governmental investigation of the Citadel JSA; extensive regulation of radio broadcasting; substantial leverage; potential inability to service obligations; limitations on ability to pay dividends; historical losses; holding company structure and dependence upon subsidiaries' operations; a competitive radio broadcasting industry; control by certain large stockholders; transactions with affiliates; and restrictions on transfer of capital stock to non-U.S. persons. The Company undertakes no obligation to publicly release the results of any revisions to these forward looking statements that may be made to reflect any future events or circumstances.

BUSINESS SEGMENTS

         The Company classifies its business into two categories: Radio Broadcasting (consisting of the Company's radio operations) and Other (consisting of a sports network, a Muzak franchise and a real estate subsidiary). See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Business Segments."

ITEM 2.           PROPERTIES

         The types of properties required to support each of the Company's radio stations include offices, studios and tower sites. A station's studios are generally housed with its offices in downtown or business districts. Tower sites are generally located so as to provide maximum market coverage.

         No single property is material to the Company's overall operations. The Company's corporate headquarters are leased and located at 750 B Street, Suite 1920, San Diego, California. The lease for this location will expire in January, 2000. Principally, all of the Company's radio station office, studio and transmitter sites are leased with lease terms that expire within one to 18 years. The Company does not anticipate any difficulties in renewing those leases that expire within the next five years. The Company owns substantially all of the equipment used in its radio broadcasting business.

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


ITEM 3.           LEGAL PROCEEDINGS

         In October 1996, the Company received a subpoena from the DOJ, seeking information related to the Company's JSAs in the Wichita, Kansas, Spokane, Washington and Colorado Springs, Colorado markets. The Company responded to the subpoena in or about February 1997 and has provided supplemental information requested by the DOJ, but the DOJ has not yet indicated its regulatory decision. In the event that the DOJ requires the termination or modification of the Citadel JSA, the Company believes that such termination or modification would have a favorable long term impact on the Company's operations, although the Company may suffer a short-term disruption in sales efforts caused by the transition, because the Company's income from the Citadel JSA, which is a share of the combined profits of the stations involved in the Citadel JSA, currently is negatively impacted by a disproportionate share of the combined operating expenses. The Company has begun preparations for an orderly transition in the event that the Merger is not consummated and the DOJ requires the termination of the Citadel JSA. See "Item I. Business--Citadel JSA."

         On July 24,1998, a lawsuit was commenced against the Company and its directors in the Court of Chancery of the State of Delaware, New Castle County (Civil Action No. 16560). The plaintiff in the lawsuit is Herbert Behrens. The complaint alleges that the consideration to be paid in the Merger to the holders of the Depositary Shares is unfair and that the individual defendants have breached their fiduciary duties. The complaint seeks to have the action certified as a class action and seeks to enjoin the Merger, or in the alternative, seeks monetary damages in an unspecified amount. Some preliminary discovery has occurred in the lawsuit. As of March 18, 1999, no hearings with respect to this litigation had either been held or were scheduled. The parties have entered into a standstill agreement pursuant to which all proceedings in the case will be stayed unless either party gives 15 days notice that discovery should recommence, or the plaintiff provides the Company and the individual defendants with 15 days notice that they should respond to the complaint.

         On February 12, 1999, the parties entered into a Memorandum of Understanding that provides for the settlement of the action. The amount to be paid under the settlement depends upon whether the average last sale price for the Class A Common Stock of the Company over the twenty trading days ending on the date immediately preceding the Effective Time of the Merger (or the closing bid price, if no sale occurs on any such day) (the "Average Closing Price") is equal to or lower than $12.60 per share. If the Average Closing Price is equal to or over $12.60 per share,

Buyer will pay $0.11 additional consideration for each Depositary Share owned by any class member at the Effective Time of the Merger. If the Average Closing Price is under $12.60 per share, Buyer will pay $0.37 additional consideration for each Depositary Share owned by any class member at the Effective Time of the Merger. Buyer also agreed in the Memorandum of Understanding not to oppose plaintiff's counsel's application for attorney fees and expenses in an aggregate amount not to exceed $150,000 if Buyer pays $0.11 additional consideration for each Depositary Share under the proposed settlement and in an aggregate amount not to exceed $400,000 if Buyer pays $0.37 additional consideration for each Depositary Share under the proposed settlement. The Memorandum of Understanding also provides that the defendants deny all allegations of wrongdoing but, recognizing the burden, expense and risk attendant to the litigation, they have concluded that it is desirable that the claims against them be settled.

         The proposed settlement is contingent upon the completion of confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, closing of the Merger by December 31, 1999 and court approval. There can be no assurance that the parties will execute a definitive settlement agreement or that the court will approve the settlement on the terms and conditions provided for in the Memorandum of Understanding, or at all.

         Management is not currently aware of any other material threatened or pending legal proceedings against the Company, that if adversely decided, would have a material adverse effect on the business, financial condition or results of operations of the Company.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders of the Company during the fourth quarter of 1998.

         The Company held a Special Stockholders Meeting on March 24, 1999. At the Special Stockholders Meeting, the Merger Agreement was adopted by the Company's stockholders pursuant to the affirmative vote of a majority of the stockholders entitled to vote. With respect to the Class A Common Stock, the number of votes cast for the adoption of the Merger Agreement were 1,638,498, the number of votes cast against the adoption of the Merger Agreement were 6,703 and there were no votes withheld, abstentions and broker non-votes. With respect to the Depository Shares, the number of votes cast for the adoption of the Merger Agreement were 3,885,498, the number of votes cast against the adoption of the Merger Agreement were 211,041 and there were no votes withheld. Additionally, there were 172,000 abstentions and no broker non-votes.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION FOR SECURITIES

         The Company's Class A Common Stock and the Depositary Shares are quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbols TBCOA and TBCOL, respectively. The high and low bid prices for the Class A Common Stock and the Depositary Shares for the quarters indicated below are as reported by Nasdaq and reflect interdealer prices, without retail markup, markdown or commissions and may not represent actual transactions.


                              CLASS A COMMON STOCK
---------------------------------------------------------------------------------------
                                              1997                        1998
                                    ---------------------------------------------------

QUARTER ENDED                          HIGH           LOW          HIGH           LOW
---------------------------------   -----------  ------------  -------------  ---------
March 31.........................      8 3/4           7           11 1/2         9 7/8
June 30..........................      8               5 1/2       11 1/8         9 5/8
September 30.....................      9 3/16          6 7/8       14             9 1/2
December 31......................     11 1/2           8 3/16      11 13/16       8

                                DEPOSITARY SHARES
--------------------------------------------------------------------------------------
                                              1997                        1998
                                    --------------------------------------------------
QUARTER ENDED                          HIGH           LOW          HIGH         LOW
---------------------------------   -----------  ------------  -------------  --------
March 31.........................      10 1/4       8             12 1/8        10
June 30..........................       9 1/4       7 1/2         12            10
September 30.....................      10 1/4       8 1/2         12             9 1/2
December 31......................      12           8 5/8          9 7/8         9

         As of March 17, 1999, there were 47 and 0 holders of record of the outstanding shares of the Class A Common Stock and the Depositary Shares, respectively. This information does not include beneficial owners of the Class A Common Stock or the Depositary Shares held in the name of a broker, dealer, bank, voting trustee or other nominee. The Company's Class B Common Stock, Class C Common Stock and Class D Common Stock are held of record by one holder, four holders and two holders, respectively. There is no public trading market for the Company's Class B Common Stock, Class C Common Stock or Class D Common Stock.

         The Company has not paid any dividends on its common stock. The holders of the Depositary Shares have received and are entitled to receive when, as, and if dividends are declared on the Preferred Stock by the Company's Board of Directors (the "Board") out of funds legally available therefore, cumulative preferential dividends accruing at $.945 per Depositary Share per annum, payable quarterly in arrears on each of March 31, June 30, September 30, and December
31. Dividends on the Preferred Stock will accrue whether or not the Company has earnings, whether or not there are any funds legally available for the payment of such dividends and whether or not dividends are declared. Dividends accumulate to the extent they are not paid on the dividend payment date for the quarter which they accrue. Accumulated, unpaid dividends bear interest at a rate of 10.5% per annum. The decision whether to pay dividends will be made by the Board in light of conditions then existing, including the Company's results of operations, financial condition and requirements, business conditions and other factors. Except for payment of the dividends with respect to the Depositary Shares, the Company intends to retain future earnings, if any, to finance the development and expansion of its business and, therefore, does not anticipate paying any cash dividends on its other securities in the foreseeable future. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Amended Credit Agreement."

RECENT SALES OF UNREGISTERED SECURITIES

         On August 5, 1998, the company issued 3,112 shares of unregistered Class A Common Stock, upon a cash-less exercise, to a holder of a warrant certificate issued in connection with the Company's initial public offering (the "Initial Public Offering"). The issuance of the shares was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

         No options granted under the Company's 1995 Stock Option Plan or 1996 Stock Option Plan (collectively, the "Plans") or those granted outside of the Plans have been exercised as of March 17, 1999. Although the 1997 Stock Option Plan was approved by the Board of Directors, no options have been granted.

ITEM 6.   SELECTED FINANCIAL DATA.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (In Thousands, Except Share and Per Share Data)

         The following selected financial data are derived from the Consolidated Financial Statements of the Company. The selected financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and Notes thereto included elsewhere herein.



                                              Predecessor(1)              June 29,
                                      -----------------------------         1995
                                                           Nine          (Company's
                                       Year Ended      Months Ended    Inception) to
                                      December 31,    September 30,     December 31,          Year Ended December 31,
                                          1994             1995           1995(2)         1996         1997          1998
                                      ------------    -------------    -------------    -------      -------        -------
Statement of Operations
Net revenues                            $2,750           $1,756           $1,108        $18,963      $33,641       $40,583
Station operating expenses               2,814            1,900            1,015         13,678       23,415        26,727
Depreciation and amortization              395              420              145          1,427        4,134         4,795
Corporate expenses                          72              132              234          1,719        2,068         2,077
Deferred compensation                        -               81              227            366          390           141
DOJ information request costs                -                -                -            300            -             -
                                        ------           ------           ------        -------      -------       -------
Operating (loss) income                   (531)            (777)            (513)         1,473        3,634         6,843
Interest (expense) income - net           (170)            (143)              60         (1,852)      (4,365)       (5,928)
Other income (expense) (1)                   7               12                -            (60)        (138)       (1,193)
                                        ------           ------           ------        -------      -------       -------
Loss before extraordinary item and income
   tax benefit                            (694)            (908)            (453)          (439)        (869)         (278)
Income tax benefit                        (101)               -                -              -            -             -
                                        ------           ------           ------        -------      -------       -------
Loss before extraordinary item            (593)            (908)            (453)          (439)        (869)         (278)
Extraordinary item                           -                -                -           (320)        (958)            -
                                        ------           ------           ------        -------      -------       -------

                                          (593)            (908)            (453)          (759)      (1,827)         (278)
                                        ------           ------           ------        -------      -------       -------
Preferred stock dividend requirement         -                -                -         (4,414)      (5,507)       (5,507)

Net loss applicable to common stock      $(593)           $(908)          $ (453)       $(5,173)     $(7,334)      $(5,785)
                                        ======           ======           ======        =======      =======       =======
Loss per common share - basic:
Loss before extraordinary item                                            $(0.21)       $ (0.97)     $ (1.30)      $ (1.18)
Extraordinary item                                                             -          (0.10)       (0.20)            -
                                                                          ------        -------      -------       -------
Net loss per common share                                                 $(0.21)       $ (1.07)     $ (1.50)      $ (1.18)
                                                                          ======        =======      =======       =======
Weighted average common shares
   outstanding - basic                                                     2,154          4,842        4,882         4,894
                                                                          ======        =======      =======       =======

-----------------------------------
(1) Includes approximately $1,017,000 in Merger related fees in 1998

                                              Predecessor(1)              June 29,
                                      ----------------------------          1995
                                                           Nine          (Company's
                                       Year Ended      Months Ended    Inception) to
                                      December 31,    September 30,     December 31,         Year Ended December 31,
                                          1994             1995           1995(2)       1996         1997          1998
                                      ------------    -------------    -------------   -------      -------      --------
Other Operating Data
Broadcast cash flow (3)                 $  (64)          $ (144)         $    93       $ 5,285      $10,226      $ 13,856
Cash capital expenditures                    6               83               55         1,555          869         1,479
Net cash (used in) provided by operating
   activities                              (70)            (183)            (682)        1,330        3,482         5,024
Net cash provided by (used in) investing
   activities                            2,091              (83)          (7,377)      (65,273)     (45,525)       (1,071)
Net cash (used in) provided by financing
   activities                           (2,036)             285          (13,105)       61,980       40,732        (4,311)
Balance Sheet Data (as of the end of
   the period)
Cash and cash equivalents               $   16           $   35          $ 5,046      $  3,083      $ 1,771      $  1,413
Working capital                         (1,426)          (1,470)           5,122         4,492      (55,405)          834
Intangible assets, net                   2,891            2,823            5,603        65,159      111,674       108,267
Total assets                             4,857            4,599           13,735        88,394      132,741       129,142
Long term debt (4)                       4,129            4,304                -        13,000       60,333        61,529
Stockholders' equity (deficit)             406             (363)          12,879        64,382       57,896        52,247


----------------

(1) Predecessor represents the combined historical financial information of the initial Wichita stations (consisting of KFH- AM, KWSJ-FM, KQAM-AM and KRBB-FM) for the year ended December 31, 1994 and for the nine months ended September 30, 1995.
(2)  The Company commenced radio station operations on September 13, 1995.
(3) Although broadcast cash flow, defined as earnings before interest, taxes, depreciation, amortization and corporate expenses, is not a measure of performance calculated in accordance with generally accepted accounting principals, the Company believes that broadcast cash flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies.
(4) Long term debt includes current portion of long term debt included in current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, risks and uncertainties relating to leverage, the ability to obtain financing, the level and volatility of interest rates, the management of growth, the introduction of new technology, changes in the regulatory environment, the popularity of radio as a broadcasting and advertising medium, changing consumer tastes, the effect of economic and market conditions, and the impact of current or pending legislation and regulation. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.


GENERAL

     The Company owns and operates radio stations primarily in medium and small markets in the midwestern and western United States. The Company currently owns and operates, sells advertising on behalf of or provides programming to 22 FM and 10 AM radio stations in six markets. The Company also owns the Sports Network.


     MARKET                                            AM                FM

     Colorado Springs, Colorado(1)                     2                 2
     Lincoln, Nebraska(2)                              -                 4
     Omaha, Nebraska(2)                                1                 3
     Spokane, Washington(3)(4)                         3                 5
     Tri-Cities, Washington(5)(6)                      2                 4
     Wichita, Kansas                                   2                 4
                                                ----------------  -------------
         Total                                         10                22
                                                ================  =============

     (1) Consists of four stations owned by the Company for which Citadel Broadcasting Company sells advertising pursuant to a joint sales agreement.
     (2) The Company also acquired the Sports Network pursuant to the Pinnacle Acquisition.
     (3) Includes four stations owned by the Company for which Citadel Broadcasting Company sells advertising pursuant to a joint sales agreement.
     (4) Includes one station that is not owned by the Company but on which it sells advertising pursuant to a joint sales agreement.
     (5) The Tri-Cities, Washington market consists of the cities of Richland, Kennewick and Pasco in the State of Washington.
     (6) Includes two stations that are not owned by the Company but on which it provides services and sells advertising pursuant to local marketing agreements.

         On July 23, 1998, the Company entered into the Merger Agreement pursuant to which TBC Radio Acquisition Corp (the "Buyer Sub") will merge with and into the Company and the Company will become a wholly-owned subsidiary of Capstar Radio Broadcasting Partners, Inc. (the "Buyer"). Pursuant to the Merger, each outstanding share (except for shares of holders who perfect and exercise dissenters' appraisal rights) of the Company's (a) Common Stock will convert into the right to receive $13.00, (b) Mandatory Preferred Stock will convert into the right to receive $108.30, plus accrued and unpaid dividends up to and including the date immediately prior to the Effective Time and (c) Series B Convertible Preferred Stock, par value $.01 per share, will convert into the right to receive $.01. Each Depositary Share, which represents one-tenth of a share of Mandatory Preferred Stock, will be entitled to receive one-tenth of the Mandatory Preferred Stock Merger Consideration, or $10.83 plus accrued and unpaid dividends up to and including the date immediately prior to the Effective Time on one-tenth of a share of Mandatory Preferred Stock subject to increase in certain circumstances. The Depositary Share Merger Consideration is equivalent to .833 of the Common Stock Merger Consideration, which represents the fraction of a share of Class A
Common Stock into which each Depositary Share is currently convertible. Each such amount will be payable in cash, without interest. Pursuant to the Merger Agreement, holders of derivative securities of the Company will be able to receive an amount in respect of such securities which is generally equal to the difference between $13.00 and the exercise price of the derivative security.

         The Company held a Special Stockholders Meeting on March 24, 1999. At the Special Stockholders Meeting, the Merger Agreement was adopted by the Company's stockholders pursuant to the affirmative vote of a majority of the stockholders entitled to vote.

         Subject to the satisfaction or waiver of the closing conditions set forth in the Merger Agreement, the Closing is expected to occur on the earlier of (a) April 30, 1999 (subject to extension under certain circumstances, as provided in the Merger Agreement, until as late as September 14, 1999) or (b) any other date specified by Buyer at least 5 business days in advance.

         The Merger is currently expected to be consummated in the second quarter of 1999. While the Company has no reason to believe that the conditions to the closing of the Merger will not be satisfied during such period, there can be no assurance that the Merger will be consummated in the second quarter of 1999 or at all.

         For more information about the Merger, see the definitive Proxy Statement, dated February 12, 1999, of the Company included in the Schedule 14A of the Company filed with the Securities and Exchange Commission (the "SEC") on February 16, 1999 (and any supplements thereto).

         The performance of a radio station group, such as the Company, is customarily measured by its ability to generate Broadcast Cash Flow, defined as net revenues less station operating expenses. Although Broadcast Cash Flow is not a measure of performance calculated in accordance with generally accepted accounting principles ("GAAP"), the Company believes that Broadcast Cash Flow is accepted by the broadcasting industry as a generally recognized measure of performance and is used by analysts who report publicly on the performance of broadcasting companies. Nevertheless, this measure should not be considered in isolation or as a substitute for operating income, net income, net cash provided by operating activities or any other measure for determining the Company's operating performance or liquidity that is calculated in accordance with GAAP.

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

         The Company's revenues are primarily affected by the advertising rates that its radio stations charge. The Company's advertising rates are in large part based on a station's ability to attract audiences in the demographic groups targeted by its advertisers, as measured principally by The Arbitron Company (an independent rating service) on a quarterly basis. Because audience ratings in local markets are crucial to a station's financial success, the Company endeavors to develop strong listener loyalty. The Company seeks to diversify the formats on its stations as a means to insulate it from the effects of changes in the musical tastes of the public in any particular format. The number of advertisements that can be broadcast without jeopardizing audience levels (and the resulting ratings) is limited in part by the format of a particular station. The Company's stations strive to maximize revenue by constantly managing the number of commercials available for sale and adjusting prices based upon local market conditions. In the broadcasting industry, radio stations often utilize trade (or barter) agreements which exchange advertising time for goods or services (such as travel or lodging), instead of for cash. The Company generates most of its revenue from local advertising, which is sold primarily by a station's sales staff. During 1998, approximately 69% of the Company's revenues (exclusive of Citadel JSA fees received) were from local advertising. To generate national advertising sales, the Company engages independent advertising sales representatives that specialize in national sales for each of its stations.

         The radio broadcasting industry is highly competitive. The financial results of each of the Company's stations are dependent to a significant degree upon its audience ratings and its share of the overall advertising revenue within the station's geographic market. See "Item 1. Business-- Competition."

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

         Following the passage of the Telecom Act, the DOJ indicated its intention to investigate certain existing industry practices that had not been previously subject to antitrust review. The DOJ is investigating the Citadel JSA in connection with the concentration of radio station ownership in the Colorado Springs, Colorado and Spokane, Washington markets. In a case unrelated to the Company, the DOJ has requested the termination of a radio station JSA that, in the opinion of the DOJ, would have given a radio station owner, together with its proposed acquisition of other radio stations in the area, control over more than 60% of radio advertising revenue in the area. The Citadel JSA provided approximately 15% of the Company's net revenues in 1998. In the event that the DOJ requires the termination or modification of the Citadel JSA, the Company believes that such termination or modification would have a favorable long term impact on the Company's operations, although the Company may suffer a short-term disruption in sales efforts caused by the transition because the Company's income from the Citadel JSA, which is a share of the combined profits of the stations involved in the Citadel JSA, currently is negatively impacted by a disproportionate share of the combined operating expenses. The Company has begun preparations for an orderly transition in the event that the DOJ requires the termination of the Citadel JSA.

BUSINESS SEGMENTS

         The Company classifies its business into two categories: Radio Broadcasting (consisting of the Company's radio operations) and Other (consisting of a sports network, a Muzak franchise and a real estate subsidiary). See Note 8 to the Company's Consolidated Financial Statements filed with this report.

RESULTS OF OPERATIONS

         The Company's consolidated financial statements are not directly comparable from period to period due to acquisition and disposition activity. The Company's acquisitions and dispositions during the period from January 1, 1996 through December 31, 1997 have all been accounted for using the purchase method of accounting. These acquisitions were as follows:

         1996 Acquisitions and Operating Agreements:

o In January 1996, the Company acquired KTGL-FM and KZKX-FM, both operating in the Lincoln, Nebraska market.
o In April 1996, the Company acquired KTNP-FM (formerly KRRK-FM) and KXKT-FM, both operating in the Omaha, Nebraska market, and KALE-AM and KIOK-FM, both operating in the Tri-Cities, Washington market.
o In May 1996, the Company acquired KISC-FM, KNFR-FM and KAQQ-AM, each operating in the Spokane, Washington market. The Company had been operating these stations pursuant to an LMA since March 1, 1996. In addition, on March 1, 1996, the Company assumed the rights and obligations under two JSAs related to KCDA-FM and KNJY-FM, both operating in the Spokane, Washington market. The JSA related to KNJY-FM terminated on December 31, 1996.
o In June 1996, the Company acquired KIBZ-FM and KKNB-FM, both operating in the Lincoln, Nebraska market. The Company had sold advertising on KIBZ-FM and KKNB-FM pursuant to a JSA since January 1996.
o In November 1996, the Company acquired KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM, each operating in the Colorado Springs, Colorado market; KEYF-FM, KEYF-AM, KUDY-AM and KKZX-FM, each operating in the Spokane, Washington market; KEYN-FM, operating in the Wichita, Kansas market; and KEGX-FM and KTCR-AM, both operating in the Tri-Cities, Washington market (the "Tri-Cities Stations"), and assumed an LMA for radio station KNLT- FM, also operating in the Tri-Cities, Washington market. The Company had programmed the Colorado Springs and Spokane Stations acquired in November 1996 under an LMA since January 1996. These stations are subject to the Citadel JSA, pursuant to which Citadel sells all the advertising time on these stations. The Company had also operated the Tri-Cities Stations acquired in November 1996 under an LMA from July 1996 to November 1996.
o During the four months ended December 31, 1996, the Company sold advertising on radio stations KKRD-FM, KRZZ-FM and KNSS-AM, each operating in the Wichita, Kansas market, pursuant to a JSA ("Wichita JSA"), which terminated on December 31, 1996.

         1997 Acquisitions, Dispositions and Operating Agreements

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

         There were no acquisitions, dispositions or operating agreements consummated or entered into during the year ended December 31, 1998.

         On February 12, 1997, the Company changed its fiscal year end from March 31st to December 31st, effective December 31, 1996. For comparative purposes, the Company's operating results for the fiscal periods ending March 31 have been restated as of December 31 for the affected years. Accordingly, the following compares 1998 to 1997 and 1997 to 1996.

1998 COMPARED TO 1997

         Net revenues increased approximately $7.0 million or 21% to approximately $40.6 million for 1998 from approximately $33.6 million for 1997 as a result of acquisitions consummated during 1997 and the growth at continuously owned and operated stations. On a same station basis for the radio stations owned and operated as of December 31, 1998, net revenues increased to $40.6 million for 1998 from approximately $37.1 million for 1997 which represented a 9% increase. Despite the growth in net revenues, the Company experienced disruptions in sales efforts as a result of restructuring of sales management and turnover of sales staff at stations acquired during 1997 as well as changes in direct competitive forces in selected markets resulting in increased competition.

         Station operating expenses increased by approximately $3.3 million or 14% in 1998 to approximately $26.7 million from approximately $23.4 million for 1997 primarily due to the inclusion of expenses related to the acquisitions consummated during 1997. On a same station basis for the radio stations owned and operated by the Company as of December 31, 1998, operating expenses for 1998 increased to approximately $26.7 million from $26.1 million for 1997, which represented a 2% increase. The increase in operating expenses related principally to a larger volume of business during 1998 reduced by the improved cost structure of stations acquired during 1997 and continuing implementation of the Company's cost reduction programs and efficiencies of combined operations.


         Broadcast Cash Flow for 1998 increased to approximately $13.9 million from approximately $10.2 million for 1997, an increase of 36%. Broadcast Cash Flow Margin for 1998 increased to 34%, an increase over the Broadcast Cash Flow Margin of 30% for 1997, due to increases in net revenues exceeding increases in operating expenses as described above. On a same station basis, Broadcast Cash Flow for 1998 increased approximately 25% as compared to 1997, primarily due to increased revenue in all markets and the cost reduction programs implemented by the Company.

         Depreciation and amortization expense for 1998 was approximately $4.8 million versus approximately $4.1 million for 1997. The increase was attributable to the additional depreciation of fixed assets and amortization of intangible assets resulting from capital expenditures and acquisitions consummated during 1997.

         Corporate expenses consisted primarily of officers' salary, financial consulting and professional fees and expenses. Corporate expenses were approximately $2.1 million for 1998 and 1997. Included in corporate expense are fees accrued to SFX Broadcasting and SFX

Entertainment, Inc. ("SFX Entertainment") for services rendered by The Sillerman Companies, Inc. ("TSC") under the Amended and Restated SCMC Agreement (as defined herein) of approximately $530,000 and $554,000 for 1998 and 1997, respectively.

         The Company recorded deferred compensation expense of approximately $141,000 for 1998 and approximately $390,000 for 1997. This recurring expense is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods, but is not currently affecting cash flow.

         Operating income for 1998 was approximately $6.8 million as compared to approximately $3.6 million for 1997. The increase in operating income results principally from factors described above and to a lesser extent the inclusion of results of operations for stations acquired during 1997.

         Net interest expense for 1998 was approximately $5.9 million as compared to approximately $4.4 million for 1997. The net increase in interest expense was principally due to the associated interest expense incurred as a result of the increased borrowings to complete the Company's acquisition of radio stations during 1997.

         Net loss before extraordinary item for 1998 was approximately $278,000 versus a loss of approximately $869,000 for 1997. The Company incurred an extraordinary loss of approximately $958,000 in 1997 in connection with the early extinguishment of debt. Net loss for 1998 and 1997 was approximately $278,000 and $1.8 million, respectively. Net loss applicable to common stock was approximately $5.8 million for 1998 as compared to a net loss applicable to common stock of approximately $7.3 million for 1997. The decrease in the net loss applicable to common stock was principally due to increased revenues and lesser increases in operating expenses, depreciation, amortization and interest expense as described above.

1997 COMPARED TO 1996

         Net revenues increased approximately $14.7 million or 77% to approximately $33.6 million for 1997 from approximately $19.0 million for 1996 as a result of acquisitions consummated during 1997, a full year of revenues from acquisitions consummated during 1996 and the growth at continuously owned and operated stations. On a same station basis for the radio stations owned and operated as of December 31, 1997, net revenues increased to $37.1 million for 1997 from approximately $32.4 million for 1996 which represented a 15% increase. Despite the growth in net revenues, the Company's revenues were adversely impacted by disruptions in sales efforts as a result of the pending sales of radio stations to the Company prior to the Company's ownership and the restructuring of sales management and turnover of sales staff during the periods after the acquisitions of stations. Revenues also increased during 1997 due to the inclusion in net revenues of the reimbursement for operating expenses under the Citadel JSA, beginning November 22, 1996, the date of acquisition of the stations involved in the Citadel JSA. No reimbursement was recorded during the period when the Company operated those radio stations pursuant to an LMA.

         Station operating expenses increased by approximately $9.7 million or 71% in 1997 to approximately $23.4 million from approximately $13.7 million for 1996 primarily due to the inclusion of expenses related to the acquisitions consummated during 1997 and due to a full year of station operating expenses related to the acquisitions consummated during 1996. On a same station basis for the radio stations owned and operated by the Company as of December 31, 1997, operating expenses for 1997 increased to approximately $26.1 million from $23.3 million for 1996, which represented a 12% increase. Station operating expenses during the period prior to the

Company's operation and/or ownership lack comparability in some instances as a result of the absence of certain costs including salaries for owner-management. The benefits of continuing implementation of the Company's cost reduction programs and efficiencies of combined operations in the markets served during 1997 did not fully offset the impact of the additional required costs not incurred in the prior year by the former owners such as the addition of a General Manager to a station that was managed personally by the prior owner. Further, station operating expenses during 1997 include amounts expended for radio stations subject to the Citadel JSA, beginning November 22, 1996, the date of acquisition of the stations involved in the Citadel JSA. No expenses were recorded during the period when the Company operated these stations pursuant to an LMA.

         Broadcast Cash Flow for 1997 increased to approximately $10.2 million from approximately $5.3 million for 1996, an increase of 92%. Broadcast Cash Flow Margin for 1997 increased to 30%, an increase over the Broadcast Cash Flow Margin of 28% for 1996, due to increases in net revenues exceeding increases in operating expenses as described above. On a same station basis, Broadcast Cash Flow for 1997 increased approximately 22% as compared to 1996, primarily due to increased revenue in all markets and the cost reduction program implemented by the Company. Broadcast Cash Flow Margin in 1997 was reduced by approximately three percentage points by the impact of recording as revenues the reimbursement of expenses under the Citadel JSA and including the related expenses in station operating expenses.

         Depreciation and amortization expense for 1997 was approximately $4.1 million versus approximately $1.4 million for 1996. The increase was attributable to the additional depreciation of fixed assets and amortization of intangible assets resulting from acquisitions consummated during 1997 and a full year of depreciation and amortization associated with the acquisitions consummated during 1996.

         Corporate expenses consisted primarily of officer's salary, financial consulting and professional fees and expenses. Corporate expenses for 1997 were approximately $2.1 million as compared to approximately $1.7 million for 1996. The increase is due to the loss of reimbursement of expenses by Pourtales pursuant to the Shared Expense Agreement (as defined) as a result of the Company's acquisition of the Pourtales owned stations and increased expenses related to acquisitions completed in 1997. Included in corporate expense are fees paid to SFX Broadcasting for services rendered by TSC under the Amended and Restated SCMC Agreement (as defined) of approximately $554,000 and $359,000 for 1997 and 1996, respectively.

         The Company recorded deferred compensation expense of approximately $390,000 for 1997 and approximately $366,000 for 1996. This recurring expense is related to stock, stock options and stock appreciation rights granted to officers, directors and advisors in prior periods, but is not currently affecting cash flow.

         Operating income for 1997 was approximately $3.6 million as compared to approximately $1.5 million for 1996. The increase in operating income results principally from the inclusion of results of operations for stations acquired during 1997 and from the results of a full year of operations for the acquisitions consummated during 1996.

         Net interest expense for 1997 was approximately $4.4 million as compared to $1.9 million for 1996. The net increase in interest expense was principally due to the associated interest expense incurred as a result of the increased borrowings to complete the Company's acquisition of radio stations during 1997 and a full year of interest expense associated with the increased borrowing to complete the acquisitions consummated during 1996.

         Net loss before extraordinary item and income taxes for 1997 was approximately $869,000 versus a loss of approximately $439,000 for 1996. The Company incurred extraordinary losses of $958,080 and $320,000 in 1997 and 1996, respectively, in connection with the early extinguishment of debt. Net loss for 1997 and 1996 was approximately $1.8 million and approximately $759,000, respectively. Net loss applicable to common stock was approximately $7.3 million for 1997 as compared to approximately $5.2 million for 1996. The increase in the net loss applicable to common stock was principally due to increased depreciation, amortization and interest expense related to acquisitions consummated during 1997, a full year of the expenses described above associated with the acquisitions consummated during 1996, and the increased provision for dividends in 1997 on the Depositary Shares.

LIQUIDITY AND CAPITAL RESOURCES

         Since the Company's Inception, the Company's principal sources of funds have been the proceeds from the Initial Public Offering of approximately $12.9 million, the borrowing of $9.0 million from AT&T-Commercial Finance Corporation ("AT&T-CFC") (the "Initial Credit Agreement"), net proceeds of approximately $56.4 million from the Preferred Stock Offering (as defined herein), the borrowing of $40.0 million from AT&T-CFC pursuant to the Amended and Restated Loan Agreement (the "Credit Agreement"), and the borrowing of $78.5 million under the First Amendment to the Amended and Restated Loan Agreement (the "Amended Credit Agreement") from AT&T-CFC and Union Bank of California, N.A. (collectively, the "Lenders"). The cost of the acquisitions completed through December 31, 1998, including the stations subject to the Little Rock Disposition, of approximately $130.9 million were financed with the proceeds from the Initial Public Offering, the Initial Credit Agreement, the Preferred Stock Offering, the Credit Agreement and the Amended Credit Agreement. In addition, the Company received $20 million from the consummation of the Little Rock Disposition which was used to pay down debt from the Amended Credit Agreement. The Company did not consummate any acquisitions or dispositions during 1998.

         Cash flow provided by operating activities for 1998 was approximately $5.0 million as compared to cash flow provided by operating activities for 1997 of approximately $3.5 million, which increase resulted primarily from the increased income from operations. Cash used in investing activities was approximately $1.1 million for 1998 and approximately $45.5 million for 1997. Cash used in investing activities primarily related to capital expenditures during 1998 and the acquisitions of radio stations completed during 1997. Cash flow of approximately $4.3 million used in financing activities during 1998 related principally to the payment of dividends on the 9% Mandatory Convertible Preferred Stock while cash flow of approximately $40.7 million provided from financing activities during 1997 related principally to borrowings under the Amended Credit Agreement.

         During the year ended December 31, 1999, it is anticipated that the Company will be able to meet its capital needs, including interest expense, dividends, corporate expenses, capital expenditures and other commitments, from cash on hand, cash provided from operations which assumes continued improvement in the operating results of the Company's radio stations, and additional borrowings which may be available under the Amended Credit Agreement. There can be no assurance, however, that the stations will achieve the cash flow levels required to meet the Company's capital needs. The Company's ability to make these improvements will be subject to prevailing economic conditions and to legal, financial, business, regulatory, industry and other factors, many of which are beyond the Company's control.

         Additionally, the Company may be required to incur additional indebtedness or raise additional equity financing to fund its operations in the event that the Merger does not occur and its operations do not improve and in connection with possible future acquisitions of radio properties. Additionally, the Company is likely to need to incur or raise such additional financing when the balloon payments are due in 2004 under the Amended Credit Agreement. There can be no assurance that the Company will be able to incur such additional indebtedness or raise additional equity on terms acceptable to the Company, if at all. See "Item 1. Business -- Forward-Looking Information."

         In the event the Merger is not consummated, the Company may be required to pay Buyer termination fees ranging from $1.6 million to $6.0 million if the Merger Agreement is terminated as a result of certain circumstances set forth in the Merger Agreement including the Company's termination of the Merger Agreement in order for the Company to enter into an agreement relating to a Superior Proposal (as defined in the Merger Agreement) or the Buyer's termination of the Merger Agreement if the Company has outstanding more than a certain number of shares of certain classes of its capital stock (including derivative securities). Additionally, the Buyer may be required to pay the Company $12 million if the Merger Agreement is terminated because the Merger Agreement is not consummated by April 30, 1999 as a result of certain circumstances, the Merger is permanently enjoined under certain circumstances or the Buyer or Buyer Sub breaches certain of its representations and warranties contained in the Merger Agreement.

Amended Credit Agreement

         During 1997, the Company completed a refinancing of its credit facility with AT&T-CFC by entering into the Amended Credit Agreement with the Lenders in an aggregate amount of $80.0 million. Giving effect to the Little Rock Disposition, as of December 31, 1998 the Company had borrowed $60.0 million ($59.9 million outstanding as of December 31, 1998), had $800,000 available to finance operations and $18.5 million available to finance additional acquisitions under the Amended Credit Agreement. The Company's ability to borrow funds under the Amended Credit Agreement is conditioned on meeting certain financial and coverage ratios, as well as those imposed by provisions of the Depositary Shares, and includes restrictions on capital expenditures and other payments. See below for description of failure of covenant. Therefore, the maximum amounts which might become available under the Amended Credit Agreement, and the maximum amounts actually available to the Company at any particular time, may be less. The Amended Credit Agreement provides that, during the pendency of an event of default, the Company's ability to pay cash dividends with respect to the Depositary Shares will be restricted.

         The Amended Credit Agreement is comprised of four tranches. The first tranche, in the amount of $35.0 million, is a reducing revolver where the maximum amount available reduces quarterly beginning on July 1, 1998 with a maturity of April 1, 2004. As of December 31, 1998, the Company owed less than the maximum amount under this tranche, therefore, the first principal payment will be due July 1, 1999. Future advances under this tranche would accelerate the due date of the first principal payment. The second tranche, in the amount of $25.0 million, is a term loan, with quarterly principal payments which commenced on July 1, 1998 with a maturity of July 1, 2004. The third tranche, in the amount of $20.0 million, was a bridge loan which was fully repaid on October 1, 1997 in connection with the Little Rock Disposition. The fourth tranche (the "Acquisition Loan"), in the amount of $20.0 million, is an acquisition loan with the same terms as the second tranche.

         Loans under the Amended Credit Agreement bear interest at a floating rate equal to either, at the option of the Company, a base rate which approximates prime plus an applicable margin, or the LIBOR rate plus an applicable margin. As of December 31, 1998, the applicable margin for (i) the first tranche was 1.00% for base rate loans and 2.00% for LIBOR rate loans and
(ii) the second and fourth tranches was 2.50% for base rate loans and 3.50% for LIBOR rate loans. The applicable margin for the third tranche, which was repaid in full on October 1, 1997, was 2.25% for base rate loans and 3.25% for LIBOR rate loans.

         On June 30, 1998, the Company entered into the First Amendment to the Amended Credit Agreement ("First Amendment") with the Lenders. The purpose of the First Amendment was to enable the Lenders to fund an acquisition loan of $1.0 million which was used by the Company to refinance a portion of the indebtedness related to the acquisition of Pinnacle Sports Productions, LLC in 1997. The First Amendment also included modifications to certain financial covenants.

         On December 29, 1998, the Company borrowed $500,000 under the Acquisition Loan of the Amended Credit Agreement to finance an escrow deposit required under an agreement with Saga Communications of Iowa, Inc. ("Saga") for the downgrade of Saga's signal for KIOA-FM operating in the Des Moines, Iowa market and the upgrade by the Company of its signal for KTNP-FM, operating in the Omaha, Nebraska market.

         As of December 31, 1998, the Company did not meet its corporate overhead financial covenant with respect to the Amended Credit Agreement. The Company's Lenders have granted it a waiver as of December 31, 1998 with respect to this covenant.

Other Debt

         In connection with the Pinnacle Acquisition, the Company delivered to the sellers, at the time of acquisition, promissory notes in the amount of approximately $1.8 million which accrue interest at 6% per annum and are payable in two installments in May 1998 and 1999. The Company remitted the May 1998 payment in accordance with the terms of the promissory notes. Additionally, the Company assumed a note payable to a bank in the amount of $525,000 which bore interest at a rate 1/2 of 1% under prime. This note payable was subsequently repaid in November 1997. The purchase price of the Pinnacle Acquisition may be increased by $1.7 million if the University of Nebraska renews its contract with the Company in 2001 for a minimum of an additional three year term and the payment of such would be required at the time the renewal is obtained. While renewal of the contract with the University of Nebraska cannot be assured, based on discussions the Company has had with the University of Nebraska, the Company presently knows of no reason why the contract would not be renewed. Additionally, under the Company's broadcast rights agreement with the University of Nebraska, annual rights fee payments of approximately $1.7 million during the year ended December 31, 1999 and approximately $1.8 million during the year ended December 31, 2000 are due on October 1 of each year, or, at the option of the Company each year, may be paid in seven equal principal installments plus interest at the prime rate.

         On September 15, 1998, the Company borrowed $650,000 from Buyer for the purpose of acquiring certain real property in Lincoln, Nebraska as required by the Merger Agreement. The loan is secured by the acquired real property. The Company occupied a substantial portion of the property as a tenant prior to September 15, 1998 and continues to occupy the property. The loan accrues interest at the rate of 12% per annum which is payable, along with the principal, on the earlier of the consummation of the Merger, which is expected during the second quarter of 1999, or the termination of the Merger Agreement.

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

         The Company's critical information technology ("IT") systems using Computer Applications consist of sales, scheduling, accounting and broadcast automation systems. These IT systems rely heavily on specialized software provided by third parties. The Company is in the process of examining and testing its IT systems and letters of compliance are being obtained from all vendors of standard systems. The majority of these systems have been or are in the process of being upgraded through routine scheduled software and hardware upgrades. Based on internal assessments completed to date and upon third party representations, the Company believes that its critical IT systems are expected to be Year 2000 compliant by May 1999.

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


RECENT ACCOUNTING PRONOUNCEMENTS

Reporting on the Costs of Start-Up Activities

         In June 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). Under SOP 98-5, the costs of start-up activities, including organizational costs, would be expensed as incurred. SOP 98-5 broadly defines start-up activities as those one-time activities related to opening a new facility, introducing a new project or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility or beginning a new operation. Although, SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, earlier application is encouraged. The initial application of SOP 98-5 is to be reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in the first quarter of 1999 which will result in a charge of approximately $119,000 resulting from the write-off of organization costs which will be recorded as the cumulative effect of a change in accounting principle.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
           RISK

         In the normal course of business, the Company is exposed to market risk associated with fluctuations in interest rates. The Company does not enter into market risk sensitive instruments for trading purposes. The Company's exposure as a result of variable interest rates relates primarily to outstanding floating rate debt instruments that are indexed to U.S. or European Monetary Union short-term money market rates. The Company purchased, as required by the Amended Credit Agreement, an interest rate cap which gives the Company protection against interest rate increases over a certain level. The cap protects against increases in the 6 Month LIBOR rate over 7.5% on $30.0 million of the debt currently outstanding under the Amended Credit Agreement and expires in September 1999. A 10% increase in the average cost of the Company's variable rate debt would increase the Company's net loss attributable to common stock by approximately $500,000 or $.01 per share of outstanding stock and could increase the likelihood that the Company may be required to incur additional indebtedness or raise additional equity financing to fund its operations in the event that its operations do not improve. Additional information relating to the Company's outstanding financial instruments is included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Information required by Item 8 of Part II is incorporated herein by reference to the Consolidated Financial Statements filed with this report. See "Item 14. Exhibits, Financial Statement Schedules, Lists and Reports on Form 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in the Company's independent accountants or disagreements with the Company's independent accountants on accounting matters or financial statement disclosures.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of the Company are as follows:


       NAME                     AGE              POSITION
----------------------      ------------    --------------------------

John D. Miller                  54          Chairman of the Board
Norman Feuer                    61          Chief Executive Officer,
                                            President and Director
William G. Thompson             38          Chief Financial Officer
Kraig G. Fox                    30          Secretary
Dennis R. Ciapura               53          Director
Frank E. Barnes III             49          Director
Jeffrey W. Leiderman            52          Director



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

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

         John D. Miller has served as Chairman of the Board of the Company since June 1995. He has also served as the President of StarVest Management, Inc., a private investment group, since May 1998. Mr. Miller served as the President of Rothschild Ventures, Inc., a private investment group, from July 1995 to April 1998, on the board of directors of LNR, Inc., a company engaged in the satellite communications hardware industry from December 1997 to April 1998 and is currently on the board of directors of International Keystone Entertainment, Inc. since September 1998. In addition, Mr. Miller was the President of Starplough, Inc. from February 1994 to June 1995. Mr. Miller formed Starplough, Inc. as a private investment company focusing on investing in medium-sized companies. He was the Managing Director of Clipper Group, a private equity investment group, from March 1993 to March 1994. From 1969 to 1993, Mr. Miller served in various capacities with The Equitable Companies Incorporated (the "Equitable"), a full service insurance and investment company. Immediately prior to his retirement from The Equitable in 1993, Mr. Miller served as the President and Chief Executive Officer of Equitable Capital Management Corp., an investment and advisory subsidiary of The Equitable.

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

         Kraig G. Fox has served as the Secretary of the Company since June 1996. Since December 1993, Mr. Fox has been Manager-Business and Legal Affairs for TSC. Since May 1998, Mr. Fox has been Vice President, Business Affairs for SFX Entertainment, a publicly-traded company engaged in the ownership of live entertainment venues, the promotion and presentation of diversified live entertainment and the representation of professional athletes. Since July 1995, Mr. Fox has been Secretary of The Marquee Group, Inc. ("Marquee"), a publicly-traded company engaged in various aspects of sports-related media, until March 16, 1999 when Marquee was acquired by SFX Entertainment, and had served as Secretary to Multi-Market Radio, Inc., a publicly-traded company engaged in the ownership and operation of radio stations ("MMR"), from April 1995 until November 1996, when Multi-Market Radio, Inc. was acquired by SFX Broadcasting. Mr. Fox earned a J.D. degree from Hofstra University in 1993.

         Dennis R. Ciapura has served as a Director of the Company since October 1995. He is the President of Performance Broadcasting, which has provided consulting services from October 1995 to May 1998 to SFX Broadcasting in the area of capital planning and control, acquisition due diligence and technology management. From January 1995 to October 1995, Mr. Ciapura was Senior Vice President of SFX Broadcasting. From August 1986 to December 1995, he was an Executive Vice President for Noble Broadcasting Group.

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

PRINCIPAL EXECUTIVE OFFICERS OF THE SILLERMAN COMPANIES

         Information is set forth below with respect to Messrs. Robert F. X. Sillerman and Howard J. Tytel, who make significant contributions to the business of the Company through their positions with TSC, which provides consulting and advisory services to the Company, and with Sillerman Communications Management Corporation ("SCMC"). TSC provides services to the Company on behalf of SCMC which has retained final responsibility for the performance of its agreement with the Company. Messrs. Sillerman and Tytel, under the direction of the Chief Executive Officer and the Board, have assisted the Company in planning and negotiating acquisitions of radio stations as well as obtaining financing and maintaining the Company's ongoing relationships with financial institutions. See "Item 13. Certain Relationships and Related Transactions--Termination of Financial Consulting Agreement with SCMC" and "--Additional Arrangements with SCMC, SFX Broadcasting and Radio Investors."

         Robert F. X. Sillerman, 50, has been the Executive Chairman of the Board of SFX Entertainment since May 1998 and was Executive Chairman of the Board of SFX Broadcasting from July 1995 to May 1998; and from 1992 through June 1995, he served as the Chairman of the Board and Chief Executive Officer of SFX Broadcasting. Mr. Sillerman has been the Chairman of the Board and Chief Executive Officer of SCMC, a private investment company which makes investments in and provides financial consulting services to companies engaged in the media business, and of TSC, a private company that makes investments in and provides financial advisory services to media-related companies, since their formation more than five years ago. In addition, Mr. Sillerman has been the Chief Executive Officer of Radio Investors, Inc. ("Radio Investors") since February 1995 and, through privately held entities, controls the general partner of Sillerman Communication Partners, L.P. Mr. Sillerman is also the Chairman of the Board and a founding stockholder of Marquee. For the last twenty years, Mr. Sillerman has been a senior executive of and principal investor in numerous entities operating in the broadcasting business. In 1993, Mr. Sillerman became the Chancellor of the Southampton campus of Long Island University.

         Howard J. Tytel, 52, has been a Director and the Executive Vice President, Secretary and General Counsel of SFX Entertainment since May 1998 and was a Director and the Executive Vice President, Secretary and General Counsel of SFX Broadcasting since 1992 and Executive Vice President and General Counsel of SCMC and TSC since their formation more than five years ago. In addition, Mr. Tytel has been Executive Vice President and General Counsel of Radio Investors since February 1995 and is a Director and a founder of Marquee. Mr. Tytel was a Director of Country Music Television from 1988 to 1991. From March 1995 until March 1997, Mr. Tytel was a Director of Interactive Flight Technologies, Inc., a publicly-traded company providing computer-based in-flight entertainment. For the last twenty years, Mr. Tytel has been associated with Mr. Sillerman in various capacities with entities operating in the broadcasting business. From 1993 to May, 1998, Mr. Tytel was Of Counsel to the law firm of Baker & McKenzie, which currently represents the Company, SFX Entertainment and other entities with which Messrs. Sillerman and Tytel are affiliated on various matters.

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

         Based solely on a review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during 1998, the Covered Stockholders complied with all of the filing requirements applicable to them as indicated in the above paragraph, except that a Form 5 for each of William G. Thompson and Dennis Ciapura with respect to 1998 was not filed on a timely basis.


ITEM 11.      EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The table below sets forth all reportable compensation awarded to, earned by or paid to the Chief Executive Officer and the Chief Financial Officer for services rendered in all capacities to the Company and its subsidiaries. No other individual officer received annual compensation in excess of $100,000 for 1998.

                                            SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM COMPENSATION
                                                                                  ---------------------------------------

                                         ANNUAL COMPENSATION                                       AWARDS
                     ----------------------------------------------------------------------------------------------------
                                                                                                           SECURITIES
     NAME AND                                                   OTHER ANNUAL          RESTRICTED           UNDERLYING
     PRINCIPAL                     SALARY        BONUS          COMPENSATION             STOCK            OPTIONS/SARS
     POSITION          YEAR         ($)           ($)              ($)(3)            AWARD(S) ($)              (#)
-------------------------------------------------------------------------------------------------------------------------
Norman Feuer,          1998       158,269         --                 --                   --                   --
   Chief
   Executive
   Officer
                       1997       154,675      50,000 (1)            --                   --                   --
                       1996       150,900      70,000 (2)            --               60,000 (4)           15,000 (5)

William G.             1998        80,000        25,000              --                   --                4,200 (6)
Thompson,
   Chief
   Financial
   Officer
                       1997        74,000         --                 --                   --                   --
                       1996        64,200         --                 --                   --                3,300 (7)

---------------------------


(1) On April 30, 1997, the Board approved a bonus for Mr. Feuer in the amount of $50,000 in recognition of the Company's performance during 1996 and pursuant to the bonus clauses in Mr. Feuer's employment agreement. The bonus was offset against loans granted to Mr. Feuer prior to March 31, 1997. See "--Feuer Employment Agreement."

(2) On April 30, 1996, the Board approved a bonus for Mr. Feuer in the amount of $70,000 in recognition of the Company's performance during the period from the Company's inception through March 31, 1996 and pursuant to the bonus clauses in Mr. Feuer's employment agreement. A portion of this bonus was used to offset loans granted to Mr. Feuer prior to March 31, 1997. See "--Feuer Employment Agreement."

(3) The aggregate amount of perquisites and other personal benefits did not exceed the lesser of $50,000 or 10% of the salary and bonus for the Chief Executive Officer during 1998, 1997, and 1996.

(4) On February 8, 1996, Mr. Feuer received an award of 60,000 shares of Series B Convertible Preferred Stock (the "Compensation Stock"), which converts into an equal number of shares of Class A Common Stock upon the occurrence of certain events. The Compensation Stock is non-voting and vests in equal installments over five years beginning on February 8, 1997. One half of the Compensation Stock automatically converts into shares of Class A Common Stock if the market price per share of Class A Common Stock equals or exceeds $14.00 for 20 consecutive trading days, and the balance of the Compensation Stock automatically converts into Class A Common Stock if the market price equals or exceeds $15.00 for 20 consecutive trading days. Assuming the Compensation Stock converted into 60,000 shares of Class A Common Stock, based on the closing sales price on December 31, 1998, this award would have had a value of approximately $675,000.

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

(6) These options were granted April 29, 1998 and vest 40% on the second anniversary and 20% on each of the third through fifth anniversaries of the option grant.

(7) These options were granted August 7, 1996 and vest 40% on the second anniversary and 20% on each of the third through fifth anniversaries of the option grant.

         The following table provides information with respect to stock options granted to the Chief Executive Officer and Chief Financial Officer during the year ended December 31, 1998.

                                       OPTION GRANTS IN THE LAST FISCAL YEAR

                                  Number of
                                  Securities         % of Total                                          Potential Realized Value
                                  Underlying           Options                                              at Assumed Annual
                                   Options           Granted to         Exercise                           Rates of Stock Price
                                   Granted          Employees in          Price          Expiration            Appreciation
            Name                     (#)             Fiscal Year        ($/Share)           Date            for Option Term($)
            ----                    ----            -------------      -----------         ------          -------------------
                                                                                                             5%           10%
                                                                                                            ----         ----
William G. Thompson                 4,200               4,200            10.625          4/29/2008         28,064        71,121


FEUER EMPLOYMENT AGREEMENT

         Mr. Feuer has entered into an employment agreement with the Company (the "Employment Agreement"), pursuant to which he has agreed to serve as the Company's President and Chief Executive Officer for an initial term of five years, beginning on September 13, 1995. Mr. Feuer receives an annual base salary of $150,000, adjusted by annual increases based on increases in the consumer price index and pursuant to the Board's recommendation. Mr. Feuer also receives an annual bonus of $25,000 if there are no defaults during the year under any of the Company's financing agreements with its lenders; and, if there are any defaults thereunder which are waived or cured with no material cost to the Company, then Mr. Feuer will receive one-half of such bonus and shall receive the remaining one-half at the sole discretion of the Board. Mr. Feuer will also receive an annual bonus of $25,000 upon the Company's achievement of performance goals to be mutually agreed upon, and an additional bonus at the discretion of the Board (the "Discretionary Bonus"). If the Discretionary Bonus is less than $50,000 in any year, then the Company will loan to Mr. Feuer an amount equal to $50,000 less the Discretionary Bonus. If Mr. Feuer remains employed by the Company for the full term of his five year employment agreement, then such loan amounts will be forgiven.

         In 1997, the Company loaned Mr. Feuer (the Company's President and Chief Executive Officer), $150,000 which accrues interest at a rate of 7.25%, for which he pledged 35,294 shares of Class B Common Stock. All interest and principal are due September 9, 2002. Additionally, in 1998, the Company loaned Mr. Feuer $50,000 which accrues interest at a rate of 7.25% due on April 29, 2003. The loans have been recorded as a notes receivable from officer in the accompanying consolidated balance sheets. The Company loaned to Mr. Feuer $25,000 on October 12, 1995, and an additional $25,000 on January 10, 1996. These two loans were offset against the bonus in the amount of $70,000 which was approved by the Board on April 30, 1996 in recognition of the Company's performance in 1996 and pursuant to the bonus clauses described above. In addition, the Company loaned to Mr. Feuer $25,000 in each of May, July and October 1996, and in January 1997. The loans granted in May and July 1996 were offset against the bonus in the amount of $50,000 which was approved by the Board on April 30, 1997. On that date, the Board also granted to Mr. Feuer an additional loan in the amount of $50,000 (the "Additional Loan"). The loans granted in October 1996 and January 1997 have been restated to provide, and the Additional Loan provides, that such loans do not bear interest and mature at September 13, 2000, or, if extended, at the end of the extension period. The loans further provide that, in the event of a change of control or upon termination of Mr. Feuer's employment agreement prior to September 13, 2000, unless extended, these loans will be forgiven. Additionally, the Company loaned to Mr. Feuer $25,000 in each of April, July and October of 1997 and January, April, July and October of 1998 as advance payments of his future bonus. See "Item 13. Certain Relationships and Related Transactions--Loans to Chief Executive Officer and Director."

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


FEUER TERMINATION AGREEMENT


         Concurrently with the execution of the Merger Agreement and as an inducement and a condition to Buyer entering into the Merger Agreement, Mr. Feuer entered into the Termination Agreement with Buyer and the Company (the "Termination Agreement"). Pursuant to the Termination Agreement, effective as of the Effective Time, Mr. Feuer has tendered his resignation as an officer and director of the Company and its subsidiaries, and his Employment Agreement will be terminated in full (other than certain indemnification obligations of the Company in respect of actions taken by Mr. Feuer on behalf of the Company or legal proceedings to which he may be made a party on account of his having been an officer and/or director of the Company).

         Mr. Feuer has released the Company and its subsidiaries and their respective stockholders, directors, officers, employees, agents, insurance carriers, employee benefit plans, predecessors, successors, assigns, executors, administrators, attorneys and representatives from all claims and damages based on any matters occurring on or before the date of the Termination Agreement, other than (a) Mr. Feuer's (i) entitlement to continued group medical coverage, (ii) vested account balances in the Company's employee benefit plans, (iii) rights arising under the Transaction Documents,
(iv) accrued and unpaid salary, severance (subject to certain conditions) and expenses incurred prior to the Effective Time and (v) consideration payable to Mr. Feuer under the Termination Agreement; (b) claims related to or arising from Mr. Feuer's capacity as an officer or director of the Company or its subsidiaries to which he has a statutory, contractual or other right of indemnification; and (c) in the event that Mr. Feuer is terminated by the Company prior to the Effective Time and the consideration payable to Mr. Feuer under the Termination Agreement has not been paid, any claims Mr. Feuer may have against the Company related to such termination of his employment.

         The foregoing release is effective as of the Effective Time or as of the payment of such consideration payable to Mr. Feuer under the Termination Agreement if not paid to Mr. Feuer prior to or contemporaneously with the Effective Time (the "Release Date"). Under the Termination Agreement, Mr. Feuer is required to deliver to the Company an additional release as above relating to matters occurring on or before the Release Date.

         The Termination Agreement prohibits Mr. Feuer from making any unauthorized use or disclosure of any Confidential Information and Trade Secrets for five years commencing at the Effective Time. "Confidential Information and Trade Secrets" is defined to include the Company's and its subsidiaries' contracts, books, records, and documents, their technical information concerning their services, pricing techniques, and computer system and software, and the names of and other information concerning their customers and business affiliates (excluding information that is or becomes generally available in the public domain other than through any unauthorized disclosure by Mr. Feuer, is generally known to the industry as a whole or is not specific to the operations and business of the Company and its subsidiaries). Mr. Feuer must notify the Company if he is requested or required by applicable law to disclose any Confidential Information and Trade Secrets, but is not prohibited from complying with any such request unless an appropriate protective order is in place.

         Contemporaneously with the Effective Time, provided Mr. Feuer has fulfilled his obligations under the Employment Agreement up to such time, the Company will pay Mr. Feuer the following consideration: (a) cash in one lump-sum amount of $850,000, plus (i) accrued but unpaid salary and expenses and (ii) cash in the amount of $25,000 payable per calendar quarter from July 23, 1998 to the first to occur of the Effective Time or the date upon which Mr. Feuer's employment is terminated subsequent to the Merger Agreement but prior to the Effective Time (prorated for the calendar quarter in which the Effective Time occurs), but excluding (x) any other bonuses to which Mr. Feuer may be entitled unless payment thereof has been declared by the Board of Directors but not made prior to the Effective Time and is permitted by the Merger Agreement, and (b) forgiveness of certain loans in the aggregate principal amount of $450,000.

         If Mr. Feuer is terminated by the Company prior to the Effective Time, he is to receive only the compensation specified in the Employment Agreement. The Employment Agreement requires the Company to pay Mr. Feuer any unpaid base salary (currently $161,218 per annum) and bonus (a minimum of $25,000 provided the Company is not in default under any credit agreement, plus a $25,000 achievement bonus and an additional bonus determined at the sole discretion of the Board of Directors) earned through the date of termination of his employment for cause, plus a payment equal to 12 months base salary if he is terminated without cause (other than due to disability or death).

         The Termination Agreement provides that if (i) the Company notifies Buyer of a Superior Proposal pursuant to Section 7.01(c) of the Merger Agreement, (ii) Buyer offers to revise the terms of the Merger which would result in an increase in the consideration currently provided for in the Merger Agreement and (iii) the Company accepts Buyer's offer, then the Company and Mr. Feuer will restructure the Termination Agreement or enter into other arrangements substantially similar to the arrangements proposed to be entered into with Mr. Feuer in connection with the Superior Proposal.

DIRECTORS' COMPENSATION

         Each of Messrs. Miller, Barnes and Leiderman receive $1,000 for each meeting of the Board that he attends. In addition, each of Messrs. Barnes and Leiderman receive $750 for any committee meeting that he attends which is not held in conjunction with a meeting of the Board In connection with the Merger, John D. Miller, Frank E. Barnes III and Jeffrey W. Leiderman served as members of the Independent Committee, which evaluated the fairness of the terms of the Merger and other acquisition proposals involving the Company to the holders of Class A Common Stock. Each Independent Committee member received an aggregate of $35,000 for serving as a member of the Independent Committee ($20,000 of which was paid in February and $15,000 of which was paid in July 1998, following the execution of the Merger Agreement). The payment of the fee was not dependent upon the adoption of the Merger Agreement by the stockholders of the Company. No other compensation is paid to directors for attending meetings of the Board meetings or its committees.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT

         The following table gives information concerning the beneficial ownership of the Company's Voting Stock and Class D Common Stock as of March 17, 1999 by: (i) each person known to the Company to own more than 5% of any class of Common Stock or Depositary Shares of the Company, (ii) the Chief Executive Officer, the Chief Financial Officer and each of the directors and (iii) all directors and executive officers of the Company as a group.

CONVERSION OF CLASS D COMMON STOCK INTO CLASS B COMMON STOCK; VOTING TRUST AGREEMENTS

         The table below gives effect to the conversion on August 5, 1998 by Robert F.X. Sillerman, Howard J. Tytel and Tomorrow Foundation (the "Foundation") of an aggregate of 641,921 shares of Class D Common Stock into an equal number of shares of Class B Common Stock. (Mr. Sillerman converted 136,852.06 shares, Mr. Tytel converted 185,068.94 shares and the Foundation converted 320,000 shares.) Such conversion was effected pursuant to the Stockholder Agreements entered into by these stockholders concurrently with the execution of the Merger Agreement. The Company's Certificate of Incorporation permits the holders of shares of Class D Common Stock, which has no voting rights except as required by law, to convert such shares into an equal number of shares of Class B Common Stock, which generally has ten votes per share, in the event that the Company is in default for borrowed money from an institutional lender, which default has not been cured or waived. As of June 30, 1998, the Company had breached certain covenants in its Credit Agreement, which breaches permitted the conversion of the Class D Common Stock into Class B Common Stock.


         Prior to the conversion, on March 12, 1998, Messrs. Sillerman and Tytel had entered into a Voting Trust Agreement with Mr. Feuer, as voting trustee, pursuant to which they had transferred to Mr. Feuer the right to vote an aggregate of 100,000 shares of Class B Common Stock held by them. The aggregate of 321,921 shares of Class B Common Stock received by Messrs. Sillerman and Tytel in the conversion of Class D Common Stock into Class B Common Stock are subject to a Voting Trust Agreement, dated August 5, 1998, with Mr. Feuer, as voting trustee. The shares of Class B Common Stock that Mr. Feuer may vote pursuant to the two Voting Trust Agreements, together with the shares beneficially owned by Mr. Feuer, entitled Mr. Feuer to direct the vote of approximately 33.9% of the voting power of the Voting Stock on the proposal to adopt the Merger Agreement.

         The two Voting Trust Agreements provide that Mr. Feuer is entitled to exercise the power to vote the shares of Class B Common Stock he holds as voting trustee in favor or against substantially all actions or resolutions presented to the Company's stockholders. Each Voting Trust Agreement will continue in effect until the tenth anniversary of its respective execution, unless prior to such time (i) the stockholders of the Company shall vote to dissolve the Company and wind up its affairs, (ii) the Company shall repurchase all of the Class B Common Stock, (iii) the Company shall file a registration statement with respect to its Class B Common Stock under the Securities Act, or (iv) in the case of the Voting Trust Agreement dated August 5, 1998, the stockholders of the Company shall vote in favor of the Company's consolidation with or merger into any other entity.

         Messrs. Feuer, Sillerman and Tytel and the Foundation own all of the outstanding shares of Class B Common Stock, which represents approximately 53% of the combined voting power of the Company's voting stock. Mr. Feuer exercises the voting power with respect to the Class B Common Stock owned by Messrs. Sillerman and Tytel pursuant to a Voting Trust Agreement, as described above. Mr. Feuer and the Foundation have agreed to vote all such shares in favor of the Merger, and, therefore, approval of the Merger was assured.

                                        Class A               Class B              Class D              Depository       PERCENT OF
            NAME AND                  Common Stock        Common Stock (2)     Common Stock (2)         Shares (3)         VOTING
            ADDRESS OF             -------------------  -------------------  -------------------   -------------------    POWER ON
            BENEFICIAL               NUMBER   PERCENT   NUMBER OF   PERCENT  NUMBER OF   PERCENT     NUMBER    PERCENT       THE
            OWNER (1)              OF SHARES  OF CLASS   SHARES    OF CLASS   SHARES    OF CLASS   OF SHARES  OF CLASS  MERGER(2)(3)
---------------------------------  ---------  --------  ---------  --------  ---------  --------   ---------  --------  ------------
Directors and Executive Officers:
     John D. Miller............     25,000(4)     *          --       --        --         --           --       --            *
     Norman Feuer..............     15,000(5)     *     566,811(6)  63.9%       --         --           --       --           33.9%
     William G. Thompson.......      3,820(7)     *          --       --        --         --           --       --            *
     Dennis R. Ciapura.........      5,000(8)     *          --       --        --         --           --       --            *
     Jeffrey W. Leiderman......      1,000(9)     *          --       --        --         --           --       --            *
     Frank E. Barnes III.......         --(9)    --          --       --        --         --           --       --            *
     All Directors and Executive
         Officers as a Group
         (6 persons)...........     48,820(10)   1.5%   566,811     63.9%       --         --           --       --           34.2%
Others:
     Robert F.X. Sillerman.....     60,200(11)   1.9%   542,852(12) 61.2%  680,000(13)   84.7%          --       --            *
     C. Terry Robinson.........     10,000(14)    *          --       --   122,445       15.3%          --       --            *
     Howard J. Tytel...........      9,800(15)    *     199,069(16) 22.4%       --         --           --       --            *
     Tomorrow
         Foundation(17)........         --       --     320,000     36.1%  680,000       84.7%          --       --           19.1%
     Wellington Management
         Company, LLP(18)......    690,806      17.9%        --       --        --         --      829,000     14.2%           4.0%
     Wynnefield Partners Small     628,600
         Cap Value, L.P. et al.(19)             18.4%        --       --        --         --      300,000      5.1%           3.7%
     Putnam Investments,
         Inc.(20)..............    379,156      11.9%        --       --        --         --           --       --            2.3%
     General Motors Employees
              Domestic Group Pe    362,855
         Trust(21).............nsion            11.4%        --       --        --         --           --       --            2.2%
     Morgan Stanley Dean Witter
            & Co.(22)..........    325,703      10.3%        --       --        --         --           --       --            1.9%
     Wellington Trust Company,
         NA(23)................    335,820       9.6%        --       --        --         --      403,000      6.9%           1.9%
     State Retirement and
         Pension System of
         Maryland(24)..........    199,992       5.9%        --       --        --         --     240,000       4.1%           1.1%
     Third Point Management
         Company L.L.C. &
         Daniel S. Loeb(25)....    182,400       5.7%        --       --        --         --          --        --            1.1%
     P. Schoenfeld Asset           179,400
         Management LLC &
         Peter M. Schoenfeld(26)                 5.6%        --       --        --         --          --        --            1.1%
     Lawrence M. Blau and
         Mark Metzger(27)......    174,000       5.5%        --       --        --         --          --        --            1.0%
     Loeb Partners Corporation     173,325       5.5%        --       --        --         --          --        --            1.0%
         and Loeb Arbitrage
         Fund(28)..............

------------------
*      Less than 1%

(1) Except as otherwise noted, the address of each of the persons named is c/o Triathlon Broadcasting Company, Symphony Towers, 750 B Street, Suite 1920, San Diego, California 92101. The information as to beneficial ownership is based on statements furnished to the Company by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the disposition of, a security. For purposes of this table, a person is deemed as of March 17, 1999 to have "beneficial ownership" of any security that such person has the right to acquire within 60 days of March 17 1999. Unless noted otherwise, stockholders possess sole voting and dispositive power with respect to shares listed on this table. This table does not include the Class C Common Stock of the Company, which is non-voting and convertible into Class A Common Stock upon transfer. There were 24,750 shares of Class C Common Stock outstanding on March 17, 1999. This table also does not include 565,000 shares of Series B Preferred Stock issued on February 8, 1996 which vests in equal parts over a five year period beginning on February 8, 1997. The Series B Preferred Stock is non-voting and convertible into 565,000 shares of Class A Common Stock in the event that the market price of the Class A Common Stock exceeds certain levels.

(2) Each share of Class B Common Stock has ten votes and each share of Class B Common Stock and Class D Common Stock (non-voting) automatically converts into one share of Class A Common Stock upon the sale of such stock to a non-affiliate of the Company. In addition, each share of Class D Common Stock is convertible into one share of Class B Common Stock or Class A Common Stock at the option of the holder (subject to any required FCC approval) provided that the Company is in default for borrowed money from an institutional lender and such default has not been cured or waived by such lender. Except as disclosed herein, the Company is not aware of the existence of any arrangements that would result in a change of control of the Company. See "-Conversion of Class D Common Stock into Class B Common Stock; Voting Trust Agreements."

(3) Each Depositary Share has four-fifths (0.8) of a vote and is convertible into 0.833 shares of Class A Common Stock. The numbers in the column entitled "Percent of Voting Power on the Merger" assume no conversion of Depositary Shares into Class A Common Stock. The figures in the column showing the percentage ownership of Class A Common Stock assume the conversion of any Depositary Shares held by such person into Class A Common Stock, but do not assume any such conversion by any other holder of Depositary Shares.

(4) Does not include 3,000 shares of Series B Preferred Stock, of which 50% become convertible into 1,500 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $14.00 for 20 consecutive days, and the remaining 50% of which become convertible into 1,500 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $15.00 for 20 consecutive days. Also does not include 5,000 SARs granted on October 30, 1995 which when exercised will be equal to the difference between the market price of the Class A Common Stock on October 30, 2000 and $5.50.

(5) Consists of options to purchase 15,000 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, all of which are fully vested. In addition to the options, on October 30, 1995 Mr. Feuer received the right to a cash bonus in the amount of $90,000, representing the difference between $5.50 (the price of the Class A Common Stock at the Company's initial public offering) and $11.50 (the closing price of the Class A Common Stock on October 30, 1995), multiplied by 15,000. The bonus vested in two equal installments on October 30, 1996 and October 30, 1997 and will be paid upon exercise of Mr. Feuer's options. Mr. Feuer has not exercised any options. Does not include 60,000 shares of Series B Preferred Stock, of which 50% become convertible into 30,000 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $14.00 for 20 consecutive days, and the remaining 50% of which become convertible into 30,000 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $15.00 for 20 consecutive days.

(6) Includes 86,000 shares of Class B Common Stock owned by Mr. Sillerman and 14,000 shares of Class B Common Stock owned by Mr. Tytel. Mr. Feuer may be deemed to beneficially own such 100,000 shares of Class B Common Stock because he retains power to vote such 100,000 shares pursuant to a Voting Trust Agreement entered into on March 12, 1998. Mr. Feuer had previously pledged such shares to Radio Investors, Inc., a corporation controlled by Mr. Sillerman, to secure Mr. Feuer's obligation to deliver 40.835% of the consideration received from the sale of all or a portion of the 244,890 shares of Class B Common Stock which had been owned by Mr. Feuer. On March 12, 1998, the 100,000 shares of Class B Common Stock subject to the pledge were transferred to Messrs. Sillerman and Tytel subject to the Voting Trust Agreement (which expires on March 12, 2008, or at any prior such time that the shareholders vote to dissolve the Company, or the outstanding Class B Common Stock is either repurchased or registered under the Securities Act). At the same time, Mr. Feuer's pledge to Radio Investors, Inc. was terminated. Also includes 136,852 shares of Class B Common Stock owned by Mr. Sillerman and 185,069 shares of Class B Common Stock owned by Mr. Tytel which Mr. Feuer may be deemed to beneficially own because he retains power to vote such shares pursuant to a second Voting Trust Agreement entered into on August 5, 1998 (which expires on August 5, 2008, or at any prior such time that the shareholders vote to dissolve, consolidate, or merge the Company, or the outstanding Class B Common Stock is either repurchased or registered under the Securities
       Act). In addition, varying percentages of Mr. Feuer's shares are subject to surrender to the Company in the event that he voluntarily terminates his employment prior to the expiration of the term of his employment agreement. Mr. Feuer has pledged 35,294 shares to the Company to secure a loan from the Company in the amount of $150,000.

(7) Consists of options to purchase 2,500 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, all of which are fully vested. Also consists of 1,320 vested options out of a total of 3,300 options to purchase shares of Class A Common Stock granted pursuant to the Company's 1996 Stock Option Plan; does not include the remaining 1,980 options, which will vest in 20% increments on August 7 in each of 1999, 2000 and 2001. Also does not include options to purchase 4,200 shares of Class A Common Stock granted in 1998 outside any stock option plan, 40% of which vest on April 29, 2000, another 40% of which vest on April 29, 2002, and the remaining 20% of which vest on April 29, 2003. All of Mr. Thompson's unvested stock options will vest immediately upon any change in control of the Company, including the Merger.

(8) Consists of options to purchase 5,000 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, all of which are fully vested. Does not include options to purchase 3,500 shares of Class A Common Stock granted in 1998 outside any stock option plan, 40% of which vest on April 29, 2000, another 40% of which vest on April 29, 2002, and the remaining 20% of which vest on April 29, 2003, all of which will vest immediately upon any change in control of the Company, including the Merger. In addition to the options, on October 30, 1995 Mr. Ciapura received the right to a cash bonus in the amount of $30,000, representing the difference between $5.50 (the price of the Class A Common Stock at the Company's initial public offering) and $11.50 (the closing price of the Class A Common Stock on October 30, 1995), multiplied by 5,000. The bonus vested in two equal installments on October 30, 1996, and October 30, 1997 and will be paid upon exercise of Mr. Ciapura's options. Mr. Ciapura has not exercised any options. Does not include 2,000 shares of Series B Preferred Stock, of which 50% become convertible into 1,000 shares of Class A Common Stock once the market price of Class A Common stock has been greater than $14.00 for 20 consecutive days, and the remaining 50% of which become convertible into 1,000 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $15.00 for 20 consecutive days.

(9) Does not include 1,000 SARs granted on October 30, 1995 which when exercised will be equal to the difference between the market price of the Class A Common Stock on October 30, 2000 and $5.50. Nor does it include 2,000 SARs granted on January 31, 1996 which when exercised will be equal to the sum, if any, of (1) the market price of the Class A Common Stock on January 31, 2001 - $.01 (if the stock trades higher than $14.00 for 20 consecutive days before January 31, 2001) plus (2) the market price of the Class A Common Stock on January 31, 2001 - $.01 (if the stock trades higher than $15.00 for 20 consecutive days before January 31, 2001).

(10) Includes 23,820 vested options out of a total of 33,500 options to purchase shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, the Company's 1996 Stock Option Plan, or granted outside of any stock option plan. Does not include the remaining 9,680 stock options, which will vest at intervals extending to April 29, 2003, all of which will vest immediately upon any change in control of the Company, including the Merger (see footnotes 5, 7, and 8).

(11) Consists of options to purchase 60,200 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, all of which have vested. Does not include 404,200 shares of Series B Preferred Stock, of which 50% become convertible into 202,100 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $14.00 for 20 consecutive days, and the remaining 50% of which become convertible into 202,100 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $15.00 for 20 consecutive days.

(12) Includes 320,000 shares of Class B Common Stock owned by Tomorrow Foundation, of which Mr. Sillerman is a Vice President and Director (see footnote 17). Also includes 86,000 shares of Class B Common Stock owned by Mr. Sillerman but over which Mr. Feuer exercises the right to vote pursuant to a Voting Trust Agreement dated March 12, 1998, and 136,852 shares of Class B Common Stock owned by Mr. Sillerman but over which Mr. Feuer exercises the right to vote pursuant to a Voting Trust Agreement dated August 5, 1998. (See footnote 6).

(13) Includes 680,000 shares of Class D Common Stock owned by Tomorrow Foundation, of which Mr. Sillerman is a Vice President and Director (see footnote 17).

(14) Consists of options to purchase 10,000 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, all of which have vested. Does not include 30,000 shares of Series B Preferred Stock, of which 50% become convertible into 15,000 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $14.00 for 20 consecutive days, and the remaining 50% of which become convertible into 15,000 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $15.00 for 20 consecutive days.

(15) Consists of options to purchase 9,800 shares of Class A Common Stock granted pursuant to the Company's 1995 Stock Option Plan, all of which have vested. Does not include 65,800 shares of Series B Preferred Stock, of which 50% become convertible into 32,900 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $14.00 for 20 consecutive days, and the remaining 50% of which become convertible into 32,900 shares of Class A Common Stock once the market price of Class A Common Stock has been greater than $15.00 for 20 consecutive days.

(16) Includes 14,000 shares of Class B Common Stock owned by Mr. Tytel but over which Mr. Feuer exercises the right to vote pursuant to a Voting Trust Agreement dated March 12, 1998, and 185,069 shares of Class B Common Stock owned by Mr. Tytel but over which Mr. Feuer exercises the right to vote pursuant to a Voting Trust Agreement dated August 5, 1998. (See footnote 6).

(17) On June 29, 1998, Robert F.X. Sillerman transferred 1,000,000 shares of Class D Common Stock to the Foundation, a charitable organization. Pursuant to a Stockholder Agreement dated July 23, 1998, the Foundation agreed to convert 320,000 of its Class D Common Stock into Class B Common Stock. Robert F.X. Sillerman is the Vice President and a Director of the Foundation, and therefore may be deemed a beneficial owner of the shares owned by the Foundation. Likewise, Mr. Sillerman's wife, Laura B. Sillerman, who is the President of the Foundation, and Mitch Nelson, a Director of the Foundation, may also be deemed beneficial owners of the shares owned by the Foundation. On December 30, 1998, the Foundation entered into a "forward purchase contract" with an investment bank pursuant to which the Foundation agreed to deliver its shares of the Company stock to the investment bank at a future date in return for the payment of the purchase price for such shares on the date of execution of the forward purchase contract. Until delivered to the investment bank (which is not anticipated to occur until after the Merger), the Foundation will retain the right to vote the shares.

(18) Data regarding beneficial ownership of Class A Common Stock includes 335,699 shares of Class A Common Stock (through the potential conversion of 403,000 Depositary Shares) beneficially owned by Wellington Trust Company, NA, which number includes 199,920 shares of Class A Common Stock (through the potential conversion of 240,000 Depositary Shares) owned by the State Retirement and Pension System of Maryland. Data based on information contained in Schedules 13G/A filed with the SEC on February 9, 1999 and February 11, 1999. The address of Wellington Management Company, LLP ("Wellington Management") is 75 State Street, Boston, Massachusetts 02109. Wellington Management, in its capacity as investment advisor, may be deemed to own 690,557 shares of Class A Common Stock through the potential conversion of 829,000 Depositary Shares which are held of record by clients of Wellington Management. Wellington Management has shared power to vote with respect to 274,057 shares of Class A Common Stock and 329,000 Depositary Shares and shared power to dispose of 690,557 shares of Class A Common Stock and 829,000 Depositary Shares.

(19) Data based on information contained in an amendment to a Schedule 13D filed with the SEC on October 23, 1998, and information contained in a
       Schedule 13D filed with the SEC on October 16, 1997. The address of Wynnefield Partners Small Cap Value, L.P. ("Wynnefield Partnership") and Wynnefield Partners Small Cap Value, L.P. I ("Wynnefield Partnership I") is One Penn Plaza, Suite 4720, New York, New York 10119. The address of Wynnefield Small Cap Value Offshore Fund, Ltd. ("Wynnefield Offshore") is c/o Olympia Capital (Cayman) Ltd., Williams House, 20 Reid Street, Hamilton HM 11, Bermuda. Wynnefield Partnership, Wynnefield Partnership I, and Wynnefield Offshore own 180,926, 121,274, and 76,500 shares of Class A Common Stock, respectively. Wynnefield Partnership, Wynnefield Partnership I, and Wynnefield Offshore have sole voting and dispositive power over their respective shares of Class A Common Stock. Wynnefield Partnership, Wynnefield Offshore, and Wynnefield Partnership I also own 159,746, 55,000, and 85,254 Depositary Shares, respectively, the potential conversion of which is included in the total ownership of 628,600 Class A Common Stock. Wynnefield Partnership, Wynnefield Offshore, and Wynnefield Partnership I have sole voting and dispositive power over their Depositary Shares. Nelson Obus, Joshua Landes, and Robert Melnick are the general partners of Wynnefield Partnership and Wynnefield Partnership I and also serve as executives of the investment manager of Wynnefield Offshore.

(20) Data based on information contained in a Schedule 13G filed with the SEC on January 28, 1998. The address of Putnam Investments, Inc. ("Putnam") is One Post Office Square, Boston, Massachusetts 02109. Putnam, a wholly-owned subsidiary of Marsh & McLennan Companies, Inc., may be deemed to beneficially own 379,156 shares of Class A Common Stock. Putnam has shared voting power over 84,337 shares of Class A Common Stock and shared dispositive power over 379,156 shares of Class A Common Stock. Putnam Investment Management, Inc., a wholly-owned subsidiary of Putnam, is the investment advisor to the Putnam family of mutual funds and has shared dispositive power over 257,826 shares of Class A Common Stock. The Putnam Advisory Company, Inc., a wholly-owned subsidiary of Putnam, is the investment advisor to Putnam's institutional clients and has shared voting and dispositive power over 121,330 shares of Class A Common Stock. Shares of Class A Common Stock referenced in this footnote are beneficially owned by clients of Putnam Investment Management, Inc. and Putnam Advisory Company, Inc.

(21) Data based on information contained in a Schedule 13G filed with the SEC on February 13, 1998. The address of General Motors Employees Domestic Group Pension Trust ("GM Trust") is 767 Fifth Avenue, New York, New York 10153. GM Trust, a trust formed under and for the benefit of one or more employee benefit plans of General Motors Corporation and its subsidiaries, may be deemed to beneficially own 362,855 shares of Class A

       Common Stock because it has shared voting and dispositive power over them. General Motors Investment Management Corporation is the investment advisor to GM Trust. General Motors Investment Management Corporation has shared voting and dispositive power over the 362,855 shares of Class A Common Stock, and therefore may be deemed to beneficially own them.

(22) Data based on information contained in an amendment to a Schedule 13G filed with the SEC on February 5, 1999 on behalf of Morgan Stanley Dean Witter & Co. ("Morgan") and Morgan Stanley Dean Witter Advisors, Inc. ("Morgan Advisors"). The address of Morgan is 1585 Broadway, New York, New York, 10036. Morgan and Morgan Advisors may be deemed to beneficially own 325,703 shares of Class A Common Stock. Morgan and Morgan Advisors have shared voting power over 325,703 shares of Class A Common Stock and shared dispositive power over 325,703 shares of Class A Common Stock.

(23) Data regarding beneficial ownership of Class A Common Stock includes 199,920 shares of Class A Common Stock (through the potential conversion of 240,000 Depositary Shares) owned by the State Retirement and Pension System of Maryland. Data based on information contained in Schedules 13G/A filed with the SEC on February 11, 1999. The address of the Wellington Trust Company, NA ("Wellington Trust") is 75 State Street, Boston, Massachusetts 02109. Wellington Trust, in its capacity as investment advisor, may be deemed to beneficially own 335,699 shares of Class A Common Stock and 403,000 Depositary Shares, which are held of record by its clients. Wellington Trust has shared voting power over 135,779 shares of Class A Common Stock and over 163,000 Depositary Shares, and has shared dispositive power over 335,699 shares of Class A Common Stock and 403,000 Depositary Shares.

(24) Data based on information contained in a Schedule 13G filed with the SEC on February 11, 1999. The address of the State Retirement and Pension System of Maryland ("SRPS") is 301 West Preston Street, Baltimore, Maryland 21201. SRPS may be deemed to beneficially own 199,920 shares of Class A Common Stock through the potential conversion of 240,000 Depositary Shares. SRPS has shared voting and dispositive power over 199,920 shares of Class A Common Stock through the potential conversion of 240,000 Depositary Shares.

(25) Data based on information contained in a Schedule 13D filed with the SEC on February 5, 1998. The address of Third Point Management Company L.L.C. ("Third Point") is 277 Park Avenue, 26th Floor, New York, New York 10172. Third Point, in its capacity as discretionary investment manager, and Daniel S. Loeb, as sole managing member of Third Point, may be deemed to beneficially own 182,400 shares of Class A Common Stock, which are held of record by its clients. Third Point and Mr. Loeb have shared voting and dispositive power over 182,400 shares of Class A Common Stock.

(26) Data based on information contained in a Schedule 13D filed with the SEC on July 24, 1998. The address of P. Schoenfeld Asset Management LLC ("PSAM") is 1330 Avenue of the Americas, 34th Floor, New York, New York 10019. PSAM, in its capacity as discretionary investment manager, and Peter M. Schoenfeld, as sole managing member of PSAM, may be deemed to hold 179,400 shares of Class A Common Stock which are held of record by PSAM's clients. PSAM and Mr. Schoenfeld share voting and dispositive power over 179,400 shares of Class A Common Stock.

(27) Data based on information contained in an amendment to a Schedule 13G filed with the SEC on January 28, 1999. The business address of Messrs. Blau and Metzger is 520 Madison Avenue, New York, New York 10022. Messrs. Blau and Metzger are the managing partners of BEM Partners, L.P. ("BEM"). Messrs. Blau and Metzger may be deemed to beneficially own 174,000 shares of Class A Common Stock because they are primarily responsible for managing the assets of BEM, which holds 174,000 shares of Class A Common Stock. Messrs. Blau and Metzger have shared voting and dispositive power over 174,000 shares of Class A Common Stock.

(28) Data based on information contained in a Schedule 13D filed with the SEC on August 4, 1998. The address of both Loeb Partners Corporation ("LPC") and Loeb Arbitrage Fund ("LAF") is 61 Broadway, New York, New York 10006. LPC and LAF are registered broker/dealers. LPC has sole voting and dispositive power over 13,419 shares of Class A Common Stock, and shared voting and dispositive power over 8,579 shares of Class A Common Stock. LAF has sole voting and dispositive power over 151,327 shares of Class A Common Stock. Mr. Arthur E. Lee is the President of Loeb Arbitrage Management, Inc., the general partner of LAF, and he is also the Executive Vice President of LPC. Mr. Thomas L. Kempner is the President, Chief Executive Officer, and a Director of LPC.



ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO CHIEF EXECUTIVE OFFICER AND DIRECTOR

                In 1997, the Company loaned Mr. Feuer (the Company's President and Chief Executive Officer) $150,000 which accrues interest at a rate of 7.25%, for which he pledged 35,294 shares of Class B Common Stock. All interest and principal are due September 9, 2002. Additionally, in 1998, the Company loaned Mr. Feuer $50,000 which accrues interest at a rate of 7.25% and is due on April 29, 2003. The loans have been recorded as long-term notes receivable from the officer in the accompanying consolidated balance sheets. The Company loaned to Mr. Feuer $25,000 on October 12, 1995, and an additional $25,000 on January 10, 1996. These two loans were offset against the bonus in the amount of $70,000 which was approved by the Board on April 30, 1996 in recognition of the Company's performance in 1996 and pursuant to the bonus clauses described above. See "Item 10. Directors and Executive Officers of the Registrant-Feuer Employment Agreement." In addition, the Company loaned to Mr. Feuer $25,000 in each of May, July and October 1996, and in January 1997. The loans granted in May and July 1996 were offset against the bonus in the amount of $50,000 which was approved by the Board on April 30, 1997. On that date, the Board also granted to Mr. Feuer an additional loan in the amount of $50,000 (the "Additional Loan"). The loans granted in October 1996 and January 1997 have been restated to provide, and the Additional Loan provides, that such loans do not bear interest and mature at September 13, 2000, or, if extended, at the end of the extension period. The loans further provide that, in the event of a change of control or upon termination of Mr. Feuer's employment agreement prior to September 13, 2000, unless extended, these loans will be forgiven. Additionally, the Company loaned to Mr. Feuer $25,000 in each of April, July and October of 1997 and January, April, July and October of 1998 as advance payments of his future bonus.

INTERESTS OF CERTAIN PERSONS IN THE MERGER

Feuer Termination Agreement

       Concurrently with the execution of the Merger Agreement, Mr. Feuer entered into the Termination Agreement with Buyer and the Company. Pursuant to and subject to the terms of the Termination Agreement, Mr. Feuer tendered his resignation as an officer and director of the Company, effective as of the Effective Time, and agreed that his employment agreement with the Company (other than the provisions requiring the Company to indemnify Mr. Feuer for his actions as an officer and director of the Company) would be terminated as of that time. Mr. Feuer agreed to release the Company, effective as of the Effective Time, from all claims he may have then against the Company, whether arising out of his employment agreement or otherwise, with certain specified exceptions, including the right to receive the merger consideration in respect of shares of capital stock of the Company owned by him. Mr. Feuer also agreed in the Termination Agreement not to disclose confidential information of the Company for a period of five years after the Effective Time.

       In the Termination Agreement, the Company agreed to pay Mr. Feuer, at the Effective Time, $850,000 plus any accrued but unpaid salary and expenses. The Company also agreed to forgive loans totaling $450,000 made by the Company to Mr. Feuer and to make a cash payment of $25,000 per calendar quarter to him on the first day of each calendar quarter, starting October 1, 1998 and ending on the first day of the calendar quarter in which the Merger occurs.

Termination of Financial Consulting Agreement with SCMC

       On June 30, 1995, the Company and SCMC, a company controlled by Robert F.X. Sillerman, a substantial stockholder of the Company, entered into an agreement (which was amended and restated on February 1, 1996) pursuant to which SCMC agreed to serve as the Company's financial consultant and to provide customary financial and advisory services to the Company (the "Amended and Restated SCMC Agreement"). Howard J. Tytel, another substantial stockholder of the Company, is an executive officer of SCMC. Each of Mr. Sillerman and Mr. Tytel executed a Stockholder Agreement in which they agreed, among other things, to vote all of their shares of capital stock of the Company in favor of the Merger.

       Pursuant to the financial consulting agreement with the Company, SCMC has agreed to perform, or assist the Company in performing, among other things: (i) the placement of financing; (ii) the generation of financial reports and other data for the Company that are required for presentation to the lenders of the Company under the Company's senior credit agreements and the Company's investors as required under the securities laws; (iii) assistance with the preparation of the Company's regular books and records for audit by the Company's independent public accountants; (iv) the maintenance of relationships and connections with financial institutions participating in the financing of the Company; (v) preparation and delivery to the Company of quarterly reports and analyses of regional and national advertising activity in small and medium radio markets;
(vi) the design and implementation of accounting systems appropriate and necessary for the operation of the Company; (vii) the purchase, installation and implementation of hardware and software appropriate to the accounting system to be utilized by the Company; (viii) the implementation of cash management systems to facilitate the collection of revenues for the Company and to maximize the investment income available from cash balances; (ix) the establishment of regularized procedures for the payment of trade payables and the accumulation of cash balances available for interest and other debt service payments as they come due; and (x) the engagement of bookkeeping, accounting and other personnel necessary for the implementation of the Company's accounting systems.

       SCMC has also agreed to advise the Company from time to time with respect to any investment banking services that the Company may require. In the event that SCMC provides such services to the Company, the fees payable to SCMC shall not exceed (i) 1 1/2% of the total acquisition price as to any transaction in which SCMC provides merger and acquisition advice, (ii) 1 1/2% of the principal amount of any senior credit facility obtained by the Company, (iii) 4% of the proceeds to the Company from the issuance of any subordinated debt, and (iv) 7% of the proceeds to the Company from the sale of equity securities, provided that the total investment banking fees will not exceed 10% of the proceeds of any such sale of equity securities. These fees may be reduced to lower levels by mutual agreement between the Company and SCMC.

       The Company's agreement with SCMC requires the Company to pay to SCMC (whose right to receive such payments was assigned to SFX Entertainment), as compensation for its services, an annual advisory fee until June 1, 2005 of $500,000 per year. In addition, the Company is obligated to advance an additional $500,000 per year to SCMC (whose right to receive such payment was assigned to SFX Entertainment) as an advance against fees earned by SCMC for investment banking services rendered to the Company, which advance, to the extent not earned, must be repaid at the termination of the financial consulting agreement or the acquisition by any entity of a majority of the capital stock of the Company.

       Pursuant to the terms of the Merger Agreement, the financial consulting agreement with SCMC is to be terminated and, in connection therewith, the Company is required to pay SFX Entertainment $2.0 million cash. (In April 1996, SCMC assigned to SFX Broadcasting its right to receive fees under its financial consulting agreement with the Company in connection with the termination of SCMC's financial consulting agreement with SFX Broadcasting. SFX Broadcasting subsequently assigned its rights to SFX Entertainment.) The termination arrangement was approved by the Independent Committee. The $2.0 million cash payment will compensate SCMC for its loss of its future rights under the financial consulting agreement, which is being terminated, and also is in lieu of any investment banking fees otherwise due SCMC in connection with the Merger.


ADDITIONAL ARRANGEMENTS WITH SCMC AND SFX BROADCASTING AND SFX ENTERTAINMENT

       In 1998, the Company paid to SFX Broadcasting and SFX Entertainment an aggregate of $2,500 per month as compensation for services provided to the Company by TSC for the functions of Secretary, accounting and investor relations. In addition, Kraig G. Fox, the Company's Secretary, is an employee of SFX Entertainment and does not receive any compensation directly from the Company. SFX Entertainment compensates Mr. Fox for services rendered on behalf of the Company. SCMC provided these services to the Company prior to April 15, 1996, the date when the SCMC assigned its right to receive fees from the Company to SFX Broadcasting.

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, LISTS AND REPORTS
                ON FORM 8-K

(a)(1) Financial Statements - See Index to Consolidated Financial Statements and Schedule which appears on page F-1 herein.

(a)(2)          Exhibits.

 EXHIBIT
 NUMBER              DESCRIPTION OF EXHIBIT
 -------             ----------------------
2.1 (9)              -- Agreement and Plan of Merger, dated as of July 23, 1998, among Capstar Radio
                        Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and Triathlon
                        Broadcasting Company.
3.1 (2)              -- Amended and Restated Certificate of Incorporation of Triathlon Broadcasting
                        Company
3.2 (6)              -- Certificate of Amendment to the Amended and Restated Certificate of
                        Incorporation of Triathlon Broadcasting Company
3.3 (1)              -- By-laws of the Company
4.1 (2)              -- IPO Underwriters' Warrant
4.2 (1)              -- Specimen Stock Certificate for Class A Common Stock
4.3 (2)              -- Certificate of Designations of the Series B Convertible Preferred Stock
4.4 (2)              -- Form of Certificate of Designations of the 9% Mandatory Convertible Preferred
                        Stock
4.5 (2)              -- Form of Deposit Agreement relating to the 9% Mandatory Convertible Preferred
                        Stock
4.6 (2)              -- Form of Stock Certificate for 9% Mandatory Convertible Preferred Stock
4.7 (2)              -- Form of Depositary Receipt Evidencing Depositary Shares
10.1 (1)             -- Purchase and Sale Agreement dated March 23, 1995 by and between the
                        Triathlon Broadcasting Company and Pourtales Radio Partnership
10.2 (1)             -- Asset Purchase Agreement dated February 9, 1995 by and between Wichita
                        Acquisition Corp. and Marathon Broadcasting Corporation
10.3 (1)             -- Amendment to Purchase and Sale Agreement dated June 30, 1995 by and between Triathlon Broadcasting Company and Pourtales Radio Partnership
10.4 (1)             -- Advertising Brokerage Agreement for Radio Station KEYN-FM by and between
                        Triathlon Broadcasting Company and Pourtales Radio Partnership






 EXHIBIT
 NUMBER              DESCRIPTION OF EXHIBIT
 -------             ----------------------
10.5 (1)             -- Purchase and Sale Agreement among Triathlon Broadcasting Company,
                        Pourtales Radio Partnership, Pourtales Holdings, Inc. and KVUU/KSSS, Inc.
10.6 (2)             -- Subscription Agreements dated June 30, 1995, effective as of May 1, 1995
10.7 (1)             -- Office Lease by and between Knightsbridge Associates and Force II
                        Communications
10.8 (2)             -- First Amendment to Office Lease by and between Knightsbridge Associates and
                        Force II Communications
10.9 (2)             -- Assignment of Office Lease among Knightsbridge Associates, Force II
                        Communications and the Triathlon Broadcasting Company
10.10 (2)            -- Shared Expense Agreement dated September 13, 1995 by and between Triathlon
                        Broadcasting Company and Pourtales Radio Partnership
10.11 (1)            -- Financial Consulting Agreement dated June 30, 1995 by and between Triathlon
                        Broadcasting Company and SCMC
10.12(1)(12)         -- Triathlon Broadcasting Company 1995 Stock Option Plan
10.13(1)(12)         -- Employment Agreement by and between Triathlon Broadcasting Company and
                        Norman Feuer
10.14 (1)            -- Promissory Note dated June 15, 1995, issued to Radio Investors, Inc.
10.15 (1)            -- Agreement by and between Norman Feuer and Radio Investors, Inc.
10.16 (1)            -- Pledge Agreement by and between Norman Feuer and Radio Investors, Inc.
10.17 (1)            -- Form of Consulting Agreement among Triathlon Broadcasting Company and the
                        IPO Underwriters
10.18 (1)            -- Amendment to Purchase and Sale Agreement dated August 4, 1995 by and between the Triathlon Broadcasting Company and Pourtales Radio Partnership
10.19 (1)            -- Amendment to Asset Purchase Agreement dated May 3, 1995 by and between
                        Wichita Acquisition Corp. and Marathon Broadcasting Corporation
10.20 (1)            -- Amendment and Extension Agreement dated August 15, 1995 by and between
                        Wichita Acquisition Corp. and Marathon Broadcasting Corporation
10.21 (1)            -- Amendment to Purchase and Sale Agreement dated March 23, 1995 by and between Triathlon Broadcasting Company and Pourtales Radio Partnership




 EXHIBIT
 NUMBER              DESCRIPTION OF EXHIBIT
 -------             ----------------------
10.22 (1)            -- Second Amendment and Extension Agreement dated August 28, 1995 by and between Wichita Acquisition Corp. and Marathon Broadcasting Corporation
10.23 (2)            -- Amended and Restated Purchase and Sale Agreement dated January 16, 1996 among Triathlon Broadcasting Company, Pourtales Radio Partnership, Pourtales
                        Holdings, Inc., Springs Radio, Inc., and KVUU/KSSS, Inc.
10.24 (2)            -- Local Market Agreement dated as of January 15, 1996 among Pourtales Radio
                        Partnership, Springs Radio, Inc., KVUU/KSSS, Inc. and Triathlon Broadcasting
                        Company
10.25 (2)            -- Letter agreement dated January 12, 1996 among Citadel Broadcasting Company and Triathlon Broadcasting Company, Pourtales Radio Partnership, Pourtales
                        Holdings, Inc., Spring Radio, Inc. and KVUU/KSSS, Inc.
10.26 (2)            -- Joint Sales Agreement dated as of December 15, 1995 among Pourtales Radio
                        Partnership, Pourtales Holdings, Inc., Springs Radio, Inc., KVUU/KSSS, Inc.
                        and Citadel Broadcasting Company
10.27 (2)            -- Programming Affiliation Agreement dated as of April 14, 1993 by and between
                        KOTY-FM, Inc. and KUJ Limited Partnership
10.28 (2)            -- Asset Purchase Agreement dated as of December 8, 1995 among Valley
                        Broadcasting, Inc., Meridien Wireless, Inc. and Triathlon Broadcasting
                        Company
10.29 (2)            -- Asset Purchase Agreement dated as of December 8, 1995 by and between 93.3,
                        Inc. and Triathlon Broadcasting Company
10.30 (2)            -- Asset Purchase Agreement dated as of September 5, 1995 by and between Rock
                        Steady, Inc. and Lincoln Radio Acquisition Corp.
10.31 (2)            -- Joint Selling Agreement dated as of January 29, 1996 by and between Rock
                        Steady, Inc. and Lincoln Radio Acquisition Corp.
10.32 (2)            -- Asset Purchase Agreement dated as of February 8, 1996 by and between
                        Sterling Realty Organization Co. and Triathlon Broadcasting Company
10.33 (2)            -- Asset Purchase Agreement dated as of February 21, 1996 by and between
                        Silverado Broadcasting Company and Triathlon Broadcasting Company
10.34 (2)            -- Sales Representation Agreement dated June 9, 1993 by and between Silverado
                        Broadcasting Company and Lance International, Inc.
10.35 (2)            -- Sales Representation Agreement dated as of October 1, 1993 by and between
                        Silverado Broadcasting Company and Rook Broadcasting of Idaho, Inc.



 EXHIBIT
 NUMBER              DESCRIPTION OF EXHIBIT
 -------             ----------------------
10.36 (2)            -- Asset Purchase Agreement dated as of February 8, 1996 among Southern Skies
                        Corporation, Arkansas Skies Corporation, Triathlon Broadcasting of Little
                        Rock, Inc. and Triathlon Broadcasting Company
10.37 (2)            -- Letter agreement with respect to KOLL-FM dated January 17, 1996 by and between Triathlon Broadcasting Company and Multi-Market Radio, Inc.
10.38 (2)            -- Amended and Restated Financial Consulting Agreement dated as of February 1,
                        1996 by and between Triathlon Broadcasting Company and Sillerman
                        Communications Management Corporation
10.39 (2)            -- Loan Agreement dated as of January 23, 1996 among AT&T Commercial
                        Finance Corporation and Triathlon Broadcasting of Wichita, Inc., Wichita
                        Acquisition Corp. and Triathlon Broadcasting of Lincoln, Inc.
10.40 (2)            -- Letter from AT&T Commercial Finance Corporation dated February 6, 1996
10.41 (2)            -- First Amendment to Loan Agreement dated as of February 22, 1996 among
                        AT&T Commercial Finance Corporation and Triathlon Broadcasting of Wichita,
                        Inc., Wichita Acquisition Corp. and Triathlon Broadcasting of Lincoln, Inc.
10.42 (2)            -- Security Agreement dated as of January 23, 1996 between Triathlon
                        Broadcasting Company and AT&T Commercial Finance Corporation
10.43 (2)            -- Guaranty dated as of January 23, 1996 by Triathlon Broadcasting Company to
                        and with AT&T Commercial Finance Corporation relating to $3.5 million term loan
10.44 (2)            -- Guaranty dated as of January 23, 1996 by Triathlon Broadcasting Company to
                        and with AT&T Commercial Finance Corporation relating to $5.5 million term loan
 10.45 (2)           -- Pledge Agreement dated January 23, 1996 from Triathlon Broadcasting
                        Company to AT&T Commercial Finance Corporation
10.46 (2)            -- Stock Purchase Warrant dated as of September 15, 1993 between Rook
                        Broadcasting of Idaho, Inc. and Silverado Broadcasting Company
10.47 (2)            -- Put and Call Agreement effective as of September 15, 1993 between Silverado
                        Broadcasting Company and Rook Broadcasting of Idaho, Inc.
10.48 (2)            -- Time Brokerage Agreement dated as of February 21, 1996 by and between
                        Triathlon Broadcasting Company and Silverado Broadcasting Company
10.49 (2)            -- Letter Agreement between Triathlon Broadcasting Company and Sillerman
                        Communications Management Corporation dated February 21, 1996 amending the Amended and Restated Financial Consulting Agreement



 EXHIBIT
 NUMBER              DESCRIPTION OF EXHIBIT
 -------             ----------------------
10.50 (2)            -- Form of Cash-only Stock Appreciation Rights Agreement dated October 30,
                        1995 by and between Triathlon Broadcasting Company and Jeffrey Leiderman
10.51 (2)            -- Form of Cash-only Stock Appreciation Rights Agreement dated October 30,
                        1995 by and between Triathlon Broadcasting Company and Frank E. Barnes III
10.52 (2)            -- Form of stock option agreement issued pursuant to the 1995 Stock Option Plan to each of Norman Feuer, John D. Miller, Dennis R. Ciapura, Radio Investors,
                        Inc., Radio Analysis Associates and Sillerman Communications Management
                        Corporation
10.53 (2)            -- Form of Cash-only Stock Appreciation Rights Agreements dated January 31,
                        1996 by and between Triathlon Broadcasting Company and Jeffrey Leiderman
10.54 (2)            -- Form of Cash-only Stock Appreciation Rights Agreements dated January 31,
                        1996 by and between Triathlon Broadcasting Company and Frank E. Barnes III
10.55 (2)            -- Assignment dated February 21, 1996 from Silverado Broadcasting Company to
                        Triathlon Broadcasting Company
10.56 (3)            -- Amendment dated November 26, 1996 to the Asset Purchase Agreement dated as of February 8, 1996 by and between Triathlon Broadcasting of Little Rock,
                        Inc., Triathlon Broadcasting Company, Southern Skies Corporation and
                        Arkansas Skies Corporation
10.57 (4)            -- Asset Purchase Agreement dated as of October 17, 1996 between Triathlon
                        Broadcasting of Omaha, Inc. and American Radio Systems Corporation
10.58 (4)            -- Asset Purchase Agreement dated as of July 15, 1996 between Triathlon
                        Broadcasting of Little Rock, Inc. and Southern Starr of Arkansas, Inc.
10.59 (3)            -- Loan Agreement dated November 19, 1996 among AT&T Commercial Finance
                        Corporation and Triathlon Broadcasting of Wichita, Inc., Triathlon Broadcasting
                        of Lincoln, Inc., Triathlon Broadcasting of Omaha, Inc., Triathlon Broadcasting
                        of Spokane, Inc., Triathlon Broadcasting of Tri- Cities, Inc., Triathlon
                        Broadcasting of Colorado Springs, Inc. and Triathlon Broadcasting of Little
                        Rock, Inc.
10.60 (5)            -- Letter agreement dated May 21, 1996 between Sillerman Communications
                        Management Corporation and Triathlon Broadcasting Company
10.61 (6)            -- Letter agreement dated April 3, 1997 between Sillerman Communications
                        Management Corporation and Triathlon Broadcasting Company
10.62 (6)            -- Asset Purchase Agreement dated as of April 11, 1997 among Triathlon
                        Broadcasting of Little Rock, Inc., Clear Channel Radio, Inc. and Clear Channel
                        Radio Licenses, Inc.



 EXHIBIT
 NUMBER              DESCRIPTION OF EXHIBIT
 -------             ----------------------
10.63 (6)            -- Purchase and Sale Agreement dated as of April 23, 1997 by and between Paul
                        R. Aaron, Triathlon Sports Programming and TSPN, Inc.
10.64 (6)            -- Purchase and Sale Agreement dated as of April 23, 1997 by and between Dale
                        M. Jensen and Triathlon Sports Programming, Inc.
10.65 (7)            -- Sales Representation Agreement dated as of April 1, 1997 by and between
                        Triathlon Broadcasting of Spokane, Inc. and Rook Broadcasting of Idaho, Inc.
10.66 (8)            -- Amended and Restated Loan Agreement dated May 30, 1997 among AT&T
                        Commercial Finance Corporation and Union Bank of California, N.A. and
                        Triathlon Broadcasting of Wichita, Inc., Triathlon Broadcasting of Lincoln, Inc.,
                        Triathlon Broadcasting of Omaha, Inc., Triathlon Broadcasting of Spokane,
                        Inc., Triathlon Broadcasting of Tri-Cities, Inc., Triathlon Broadcasting of
                        Colorado Springs, Inc., and Triathlon Broadcasting of Little Rock, Inc.
10.67 (9)            -- Local Marketing Agreement dated February 11, 1998 by and between Triathlon
                        Broadcasting of Tri-Cities, Inc. and Mark Jacky Broadcasting
10.68 (9)            -- Stockholder Agreement, dated as of July 23, 1998, among Robert F.X.
                        Sillerman, Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition
                        Corp. and Triathlon Broadcasting Company.
10.69 (9)            -- Stockholder Agreement, dated as of July 23, 1998, among Tomorrow
                        Foundation, Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition
                        Corp. and Triathlon Broadcasting Company.
10.70 (9)            -- Stockholder Agreement, dated as of July 23, 1998, among Norman Feuer,
                        Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and
                        Triathlon Broadcasting Company.
10.71 (9)            -- Stockholder Agreement, dated as of July 23, 1998, among Howard Tytel,
                        Capstar Radio Broadcasting Partners, Inc., TBC Radio Acquisition Corp. and
                        Triathlon Broadcasting Company.
10.72 (10)           -- First Amendment to the Amended and Restated Loan Agreement dated June 30,
                        1998 among AT&T Commercial Finance Corporation, Union Bank of
                        California, N.A., City National Bank and The CIT Group/Equipment Financing,
                        Inc. and Triathlon Broadcasting of Wichita, Inc., Triathlon Broadcasting of
                        Lincoln, Inc., Triathlon Broadcasting of Omaha, Inc., Triathlon Broadcasting of
                        Spokane, Inc., Triathlon Broadcasting of Tri-Cities, Inc., Triathlon Broadcasting
                        of Colorado Springs, Inc., and Triathlon Broadcasting of Little Rock, Inc.
10.73 (10)           -- First Amendment to Stockholder Agreement, dated as of August 5, 1998, among Robert F.X. Sillerman, Capstar Radio Broadcasting Partners, Inc., TBC
                        Radio Acquisition Corp. and Triathlon Broadcasting Company.




 EXHIBIT
 NUMBER              DESCRIPTION OF EXHIBIT
 -------             ----------------------
10.74 (10)           -- First Amendment to Stockholder Agreement, dated as of August 5, 1998, among Norman Feuer, Capstar Radio Broadcasting Partners, Inc., TBC Radio
                        Acquisition Corp. and Triathlon Broadcasting Company
10.75 (10)           -- First Amendment to Stockholder Agreement, dated as of August 5, 1998, among Howard Tytel, Capstar Radio Broadcasting Partners, Inc., TBC Radio
                        Acquisition Corp. and Triathlon Broadcasting Company.
10.76 (11)           -- Termination Agreement, dated as of July 23, 1998, among Norman Feuer,
                        Capstar Radio Broadcast Partners, Inc. and Triathlon Broadcasting Company.
10.77 (11)           -- Promissory Note dated September 15, 1998 executed by 4630 Realty, Inc., a wholly owned subsidiary of the Company, and payable to the order of Capstar
                        Radio Broadcasting Partners, Inc.
10.78 (11)           -- Security Agreement dated September 15, 1998 between 4630 Realty, Inc., a wholly owned subsidiary of the Company, and Capstar Radio Broadcasting
                        Partners, Inc.
10.79 (11)           -- Deed of Trust, Assignment, Security Agreement and Financing Statement, dated as of September 15, 1998, executed by the Company in favor of Capstar Radio
                        Broadcasting Partners, Inc.
10.80 (11)           -- Station Reimbursement and Compensation Agreement dated August 1998, between Saga Communications of Iowa, Inc. and Triathlon Broadcasting of
                        Omaha, Inc.
10.81 (11)           -- Escrow Agreement dated August 1998, among Saga Communications of Iowa,
                        Inc., Triathlon Broadcasting of Omaha, Inc. and James K. Edmondson
10.82                -- Promissory Note dated December 29, 1998 executed by Triathlon Broadcasting of Omaha, Inc., a wholly owned subsidiary of the Company, and payable to the order of AT&T Commercial Finance Corporation.
21                   -- List of subsidiaries of the Company
23                   -- Consent of Ernst & Young LLP
24                   -- Power of Attorney (included on the signature page to this Report)
27                   -- Financial Data Schedule for year ended December 31, 1998

---------------------------


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

(8) Incorporated by reference to the Registrant's Report on Form 8-K filed with the SEC on June 17, 1997.

(9) Incorporated by reference to the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 1998.

(10) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the six months ended on June 30, 1998 filed with the SEC on August 14, 1998.

(11) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the nine months ended on September 30, 1998 filed with the SEC on November 14, 1998.

(12) Identifies a management contract or compensatory plan or arrangement of the Registrant.

(b) No reports on Form 8-K were filed during the fourth quarter ended December 31, 1998.

       Form 8-K filed with Securities and Exchange Commission on March 23, 1999, whereby the Registrant announced its financial results for the year ended December 31, 1998.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 1999                 TRIATHLON BROADCASTING COMPANY


                                      By: /s/ NORMAN FEUER
                                          -------------------------------------
                                          Norman Feuer
                                          President and Chief Executive Officer


                                      By: /s/ WILLIAM G. THOMPSON
                                          -------------------------------------
                                          William G. Thompson
                                          Chief Financial Officer

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

                 Signature                                        Title                                Date
                 ---------                                        -----                                ----
/s/ John D. Miller                           Chairman of the Board of Directors                   March 31, 1999
-------------------------------------------
John D. Miller

/s/ Norman Feuer                             President, Chief Executive Officer and               March 31, 1999
-------------------------------------------  Director (Principal Executive Officer)
Norman Feuer

/s/ William G. Thompson                      Chief Financial Officer (Principal Financial         March 31, 1999
-------------------------------------------  and Accounting Officer)
William G. Thompson

                                             Secretary                                            March 31, 1999
-------------------------------------------
Kraig G. Fox

/s/ Frank E. Barnes III                      Director                                             March 31, 1999
-------------------------------------------
Frank E. Barnes III

/s/ Dennis R. Ciapura                        Director                                             March 31, 1999
-------------------------------------------
Dennis R. Ciapura

/s/ Jeffrey Leiderman                        Director                                             March 31, 1999
-------------------------------------------
Jeffrey Leiderman

                 Triathlon Broadcasting Company and Subsidiaries

                   Index to Consolidated Financial Statements



Report of Independent Auditors.........................................    F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 1997 and 1998..............    F-3
Consolidated Statements of Operations for the years ended
   December 31, 1996, 1997 and 1998....................................    F-4
Consolidated Statements of Cash Flows for the
   years ended December 31, 1996, 1997 and 1998........................    F-5
Consolidated Statements of Stockholders' Equity for the
   years ended December 31, 1996, 1997 and 1998........................    F-6

Notes to Consolidated Financial Statements.............................    F-7

Schedule II Valuation and Qualifying Accounts..........................    S-1


All other schedules have been omitted because the information is not applicable or is not material or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors

Board of Directors
Triathlon Broadcasting Company

We have audited the accompanying consolidated balance sheets of Triathlon Broadcasting Company and Subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, cash flows and stockholders' equity for the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triathlon Broadcasting Company and Subsidiaries at December 31, 1997 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth herein.


                                                               Ernst & Young LLP


New York, New York
February 18, 1999

                             Triathlon Broadcasting Company and Subsidiaries

                                       Consolidated Balance Sheets

                                                                                           DECEMBER 31
                                                                                     1997              1998
                                                                                ---------------- -----------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    $     1,771,409  $     1,412,894
   Accounts receivable, net of allowance for doubtful accounts of $589,860 in
     1997 and $613,918 in 1998                                                        7,510,020        7,404,361
   Notes receivable from officer                                                         75,000          175,000
   Prepaid expenses                                                                     857,640          843,824
   Other current assets                                                                  17,038          569,687
                                                                                ---------------- -----------------
Total current assets                                                                 10,231,107       10,405,766

Property and equipment, net of accumulated depreciation and amortization             10,279,780       10,133,966
Intangible assets, net of accumulated amortization                                  111,673,866      108,266,568
Notes receivable from officer                                                           250,000          300,000
Long-term note receivable                                                               266,333                -
Other assets                                                                             40,258           35,903
                                                                                ================ =================
                                                                                $   132,741,344  $   129,142,203
                                                                                ================ =================

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES:
   Accounts payable and accrued expenses                                        $     6,055,947  $     6,608,948
   Due to affiliates                                                                     40,195          485,833
   Current portion of Amended Credit Agreement                                       58,500,000          733,594
   Current portion of other long-term debt                                              889,996        1,593,396
   Current portion of non-compete payable                                               150,000          150,000
                                                                                ---------------- -----------------
Total current liabilities                                                            65,636,138        9,571,771

Amended Credit Agreement, less current portion                                                -       59,202,344
Other long-term debt, less current portion                                              943,396                -
Non-compete payable, less current portion                                               481,250          331,250
Deferred compensation                                                                   155,000          160,250
Deferred taxes                                                                        7,629,550        7,629,550

Stockholders' equity:
   Preferred stock, par value $.01; 4,000,000 shares authorized:
     Series B Convertible Preferred Stock; 600,000 shares designated;
       565,000 shares issued and outstanding                                              5,650            5,650
     9% Cumulative Mandatory Convertible Preferred Stock; 583,400
       shares issued and outstanding                                                      5,834            5,834
   Class A Common Stock, par value $.01; 30,000,000 shares authorized;
     3,172,533 and 3,175,645 shares issued and outstanding in 1997 and 1998,
     respectively                                                                        31,725           31,756
   Class B Convertible Common Stock, par value $.01; 1,689,256 shares authorized; 244,890 and 886,811 shares issued and outstanding in 1997
     and 1998, respectively                                                               2,449            8,868
   Class C Convertible Common Stock, par value $.01; 367,344 shares
     authorized; 31,000 shares issued and outstanding                                       310              310
   Class D Convertible Common Stock, par value $.01; 1,444,366 shares authorized; 1,444,366 and 802,445 shares issued and outstanding in 1997
     and 1998, respectively                                                              14,444            8,025
   Additional paid-in capital                                                        61,236,312       55,728,985
   Deferred compensation                                                               (362,667)        (226,667)
   Accumulated deficit                                                               (3,038,047)      (3,315,723)
                                                                                ---------------- -----------------
Total stockholders' equity                                                           57,896,010       52,247,038
                                                                                ================ =================
                                                                                $   132,741,344  $   129,142,203
                                                                                ================ =================

See accompanying notes to consolidated financial statements.

                             Triathlon Broadcasting Company and Subsidiaries

                                  Consolidated Statements of Operations

                                                                         YEAR ENDED DECEMBER 31
                                                                  1996            1997             1998
                                                             --------------- ---------------- ---------------
Broadcast revenues                                           $  21,199,549   $  37,173,722    $  45,024,865
Less agency commissions                                         (2,236,448)     (3,532,530)      (4,442,292)
                                                             --------------- ---------------- ---------------
Net revenues                                                    18,963,101      33,641,192       40,582,573

Operating expenses:
   Station operating expenses                                   13,678,117      23,414,919       26,727,063
   Depreciation and amortization                                 1,426,759       4,134,523        4,794,393
   Corporate expenses, including $359,000, $554,000 and
     $530,000 of related party advisory fees in 1996, 1997
     and 1998, respectively                                      1,719,283       2,068,085        2,077,139
   Deferred compensation                                           365,992         389,759          141,250
   DOJ information request costs                                   300,000               -                -
                                                             --------------- ---------------- ---------------
Total operating expenses                                        17,490,151      30,007,286       33,739,845
                                                             --------------- ---------------- ---------------

Income from operations                                           1,472,950       3,633,906        6,842,728

Interest expense                                                (2,581,423)     (4,766,153)      (5,994,459)
Interest income                                                    729,403         401,294           66,810
Other expense, including approximately $1,017,000 of
   Merger related fees in 1998                                     (59,766)       (137,572)      (1,192,755)
                                                             --------------- ---------------- ---------------

Loss before extraordinary item                                    (438,836)       (868,525)        (277,676)
Extraordinary item                                                (320,000)       (958,080)               -
                                                             --------------- ---------------- ---------------

Net loss                                                          (758,836)     (1,826,605)        (277,676)
Preferred stock dividend requirement                             4,414,523       5,507,296        5,507,296
                                                             --------------- ---------------- ---------------

Net loss applicable to common stock                          $  (5,173,359)  $  (7,333,901)   $  (5,784,972)
                                                             =============== ================ ===============

Loss per common share--basic:
Loss before extraordinary item                               $       (0.97)  $       (1.30)   $       (1.18)
Extraordinary item                                                   (0.10)          (0.20)              -
                                                             --------------- ---------------- ---------------
Net loss per common share--basic                              $       (1.07)  $       (1.50)   $       (1.18)
                                                             =============== ================ ===============

Weighted average common shares outstanding--basic                 4,841,600       4,882,000        4,893,966
                                                             =============== ================ ===============


See accompanying notes to consolidated financial statements.

                             Triathlon Broadcasting Company and Subsidiaries

                                  Consolidated Statements of Cash Flows

                                                                           YEAR ENDED DECEMBER 31
                                                                    1996             1997            1998
                                                               ---------------- --------------- ---------------
CASH FLOWS FROM OPERATIONS
Net loss                                                        $   (758,836)   $  (1,826,605)  $    (277,676)
Adjustments to reconcile net loss to net cash  provided by
   operating activities:
     Depreciation and amortization                                 1,426,759        4,134,523       4,794,393
     Loss on sale of property, plant and equipment                         -                -          96,600
     Deferred compensation                                           365,992          389,759         141,250
     Loss on early extinguishment of debt                            320,000          958,080               -
     Imputed interest expense                                      1,705,556                -               -
     Other noncash expense                                                 -           42,761               -
     Changes in assets and liabilities, net of amounts acquired:
         Accounts receivable                                      (3,367,449)      (2,987,063)        105,659
         Prepaid expenses and other current assets                     9,378         (190,000)       (538,833)
         Notes receivable from officer                               (50,000)        (250,000)       (150,000)
         Other assets                                                      -                -           4,355
         Accounts payable and accrued expenses                     1,885,213        3,092,978         403,001
         Due to affiliates                                          (207,088)         117,868         445,638
                                                               ---------------- --------------- ---------------
Net cash provided by operating activities                          1,329,525        3,482,301       5,024,387
                                                               ---------------- --------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions and dispositions of radio stations, net of
   cash acquired                                                 (59,920,836)     (44,243,045)              -
Due to affiliates                                                 (3,797,517)        (413,125)              -
Long-term note receivable                                                  -                -         266,333
Sale of property, plant and equipment                                      -                -         140,640
Capital expenditures                                              (1,554,614)        (868,781)     (1,478,521)
                                                               ---------------- --------------- ---------------
Net cash used in investing activities                            (65,272,967)     (45,524,951)     (1,071,548)
                                                               ---------------- --------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Deferred financing costs                                          (2,994,308)      (1,725,809)              -
Borrowings                                                        22,000,000      108,608,393       2,150,000
Debt repayment                                                    (9,000,000)     (60,643,750)       (954,058)
Net proceeds from sale of preferred stock                         56,388,612                -               -
Preferred stock dividends paid                                    (4,414,523)      (5,507,296)     (5,507,296)
                                                               ---------------- --------------- ---------------
Net cash provided by (used in) financing activities               61,979,781       40,731,538      (4,311,354)
                                                               ---------------- --------------- ---------------

Net decrease in cash and cash equivalents                         (1,963,661)      (1,311,112)       (358,515)
Cash and cash equivalents at beginning of period                   5,046,182        3,082,521       1,771,409
                                                               ---------------- --------------- ---------------
Cash and cash equivalents at end of period                      $  3,082,521    $   1,771,409   $   1,412,894
                                                               ================ =============== ===============


SUPPLEMENTAL ITEMS
Interest paid                                                   $    371,210    $   4,377,029   $   6,095,213
                                                               ================ =============== ===============
Issuance of Class A Common Stock in connection
   with acquisitions                                            $          -    $     486,250   $           -
                                                               ================ =============== ===============

See accompanying notes to consolidated financial statements.

                             Triathlon Broadcasting Company and Subsidiaries Consolidated Statements of Stockholders' Equity
                               Years ended December 31, 1996, 1997 and 1998

                                              Series B    Mandatory                Class B     Class C     Class D
                                             Convertible Convertible   Class A   Convertible Convertible Convertible  Additional
                                              Preferred   Preferred    Common      Common      Common      Common       Paid-in
                                                Stock       Stock       Stock       Stock       Stock       Stock       Capital
                                             -------------------------------------------------------------------------------------

Balances at December 31, 1995                  $       -   $       -   $  27,850   $   2,449   $  3,673    $  14,444   $13,056,854

Issuance of 565,000 shares of Series B
  Convertible Preferred Stock                      5,650           -           -           -          -            -             -
Issuance of 583,400 shares of Mandatory
  Convertible Preferred Stock                          -       5,834           -           -          -            -    56,382,778
Conversion of 317,344 shares of Class C
  Common Stock into Class A Common Stock               -           -       3,173           -     (3,173)           -             -
Grant of Stock Options to certain
  officers, directors and advisors                     -           -           -           -          -            -     1,190,000
Deferred compensation                                  -           -           -           -          -            -             -
Dividends on Mandatory Convertible
  Preferred Stock ($0.77 per share)                    -           -           -           -          -            -    (4,414,523)
Net loss                                               -           -           -           -          -            -             -
                                             -------------------------------------------------------------------------------------
Balances at December 31, 1996                      5,650       5,834      31,023       2,449        500       14,444    66,215,109

Issuance of 46,189 shares of Common Stock
  upon acquisition of stations                         -           -         462           -          -            -       485,788
Issuance of 5,000 shares of Class A
  Common Stock pursuant to JSA                         -           -          50           -          -            -        42,711
Conversion of 19,000 shares of Class C
  Common Stock into Class A Common Stock               -           -         190           -       (190)           -             -
Deferred compensation                                  -           -           -           -          -            -             -
Dividends on Mandatory Convertible
  Preferred Stock ($0.945 per share)                   -           -           -           -          -            -    (5,507,296)
Net loss                                               -           -           -           -          -            -             -
                                             -------------------------------------------------------------------------------------
Balances at December 31, 1997                      5,650       5,834      31,725       2,449        310       14,444    61,236,312

Conversion of 641,921 shares of Class D
  Common Stock to Class B Common Stock                 -           -           -       6,419          -       (6,419)            -
Exercise of warrants for 3,112 shares of
  Class A Common Stock                                 -           -          31           -           -           -           (31)
Deferred compensation                                  -           -           -           -           -           -             -
Dividends on Mandatory Convertible
  Preferred Stock ($0.945 per share)                   -           -           -           -           -           -    (5,507,296)
Net loss                                               -           -           -           -           -           -             -
                                             =====================================================================================
Balances at December 31, 1998                   $  5,650   $   5,834   $  31,756    $  8,868    $   310    $   8,025  $ 55,728,985
                                             =====================================================================================





                                      Total
     Deferred       Accumulated   Stockholders'
   Compensation       Deficit        Equity
--------------------------------------------------
   $     226,583    $  (452,606)  $   12,879,247


               -              -            5,650

               -              -       56,388,612

               -              -                -

      (1,190,000)             -                -
         281,417   -                     281,417

               -              -       (4,414,523)
               -   (758,836)            (758,836)
--------------------------------------------------
        (682,000)  (1,211,442)        64,381,567


               -              -          486,250

               -              -           42,761

               -              -                -
         319,333   -                     319,333

               -              -       (5,507,296)
               -   (1,826,605)        (1,826,605)
--------------------------------------------------
        (362,667)  (3,038,047)        57,896,010


               -              -                -

               -              -                -
         136,000              -          136,000

               -              -       (5,507,296)
               -       (277,676)        (277,676)
==================================================
   $    (226,667)   $(3,315,723)  $   52,247,038
==================================================

                 Triathlon Broadcasting Company and Subsidiaries

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1. ORGANIZATION, DESCRIPTION OF BUSINESS AND MERGER AGREEMENT

Triathlon Broadcasting Company (the "Company") was incorporated in Delaware on June 29, 1995 and, on that date, the stockholders of Triathlon Broadcasting Company, Inc., a New York corporation ("Triathlon New York"), contributed all of their shares of Triathlon New York's Common Stock to the Company in exchange for all of the Company's Common Stock. The exchange of common stock was accounted for as a business combination among companies under common control. The Company was organized for the purpose of owning and operating radio stations primarily in medium and small-sized markets in the Midwest and Western United States. The Company commenced radio station ownership and operations on September 13, 1995.

As of February 18, 1999, the Company owns and operates and sells advertising pursuant to Joint Sales Agreements ("JSAs") or provided programming pursuant to Local Marketing Agreements ("LMAs") on 22 FM and 10 AM radio stations in six markets: Wichita, Kansas; Lincoln, Nebraska; Omaha, Nebraska; Colorado Springs, Colorado; Tri-Cities, Washington and Spokane, Washington. In addition, the Company owns a network which originates broadcasts of all of the men's football, basketball and baseball games and women's basketball and volleyball games of the University of Nebraska (the "University").

On July 23, 1998, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Capstar Radio Broadcasting Partners, Inc. ("Capstar") and TBC Radio Acquisition Corp., a wholly-owned subsidiary of Capstar ("Sub"), pursuant to which Sub would merge with and into the Company and the Company would become a wholly-owned subsidiary of Capstar (the "Merger"). Pursuant to the Merger Agreement, upon the consummation of the Merger, each outstanding share of each class of Common Stock of the Company shall be converted into the right to receive $13.00 subject to adjustment, each outstanding depositary share of the Company, representing one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock, par value $.01 per share, of the Company ("Depositary Shares") shall be converted into the right to receive $10.83, subject to adjustment, and each outstanding share of the Series B Convertible Preferred Stock, par value $.01 per share, of the Company shall be converted into the right to receive $.01.

As a condition precedent to the execution of the Merger Agreement, Capstar, Sub, the Company and certain stockholders of the Company have entered into stockholder agreements (the "Stockholder Agreements"), whereby each of such stockholders has agreed to vote all shares of the capital stock of the Company beneficially owned by each in favor of the Merger and against any competing transaction. In order to facilitate the Merger and pursuant to the Stockholder Agreements, on August 5, 1998, such stockholders converted an aggregate of 641,921 shares of Class D Common Stock into Class B Common Stock based on the existence of certain covenant defaults under the Amended Credit Agreement (as defined in Note 6) at the time of the conversion. As a

                 Triathlon Broadcasting Company and Subsidiaries

1. ORGANIZATION, DESCRIPTION OF BUSINESS AND MERGER AGREEMENT (CONTINUED)

result of the conversion of the Class D Common Stock into Class B Common Stock and the terms of the Stockholder Agreements, such stockholders have agreed to vote the majority of the voting power of the outstanding voting capital stock of the Company in favor of the Merger and against any competing transaction. On March 24, 1999, the shareholders approved the Merger Agreement.

The consummation of the Merger is subject to the satisfaction of a number of conditions set forth in the Merger Agreement, including, but not limited to, the approval by the stockholders of the Company which was obtained on March 24, 1999, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of all applicable consents to the Merger from the Federal Communications Commission. During the year ended December 31, 1998, the Company incurred approximately $1.0 million of Merger related expenses which has been included in the accompanying consolidated statements of operations. The Merger is currently expected to be consummated in the second quarter of 1999.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and accounts have been eliminated.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of short-term, highly liquid investments which are readily convertible into cash and have an original maturity of three months or less when purchased. The Company's cash and cash equivalents as of December 31, 1997 and 1998 include approximately $1.2 million and $405,000, respectively, in money market funds. The carrying amounts of cash and cash equivalents reported in the consolidated balance sheets approximate their fair values.

                 Triathlon Broadcasting Company and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at their fair value estimated at the date of acquisition or cost if purchased subsequently. Depreciation is provided on the straight-line method over the estimated useful life of the assets ranging from
27.5 years for buildings and related improvements, 15 years for towers, 7 years for technical equipment, and 5 to 7 years for furniture, other equipment and vehicles. Property and equipment consisted of the following:

                                                                               DECEMBER 31
                                                                        1997                 1998
                                                                 -------------------- -------------------
   Land                                                            $      678,767       $      671,257
   Building and improvements, including assets under a
     capital lease of $148,684 as of December 31, 1997
     and 1998                                                           1,879,041            2,447,732
   Towers and technical equipment                                       7,231,611            7,758,641
   Furniture and other equipment, including assets under capital leases of
     $195,444 and $211,084 as of December 31, 1997 and 1998,
     respectively                                                       1,489,253            1,567,133
   Vehicles                                                               195,193              219,742
   Construction in progress                                               544,738              576,571
                                                                 -------------------- -------------------
                                                                       12,018,603           13,241,076
   Less accumulated depreciation                                       (1,738,823)          (3,107,110)
                                                                 ==================== ===================
                                                                  $    10,279,780       $   10,133,966
                                                                 ==================== ===================

Amortization of assets recorded under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Maintenance and repairs which do not improve or extend the lives of the respective assets are expensed in the period incurred.

INTANGIBLE ASSETS

Intangible assets include the portion of the purchase price allocable to radio broadcasting licenses granted by the Federal Communications Commission ("FCC") and goodwill which is amortized on a straight-line basis over 40 years, except for the goodwill associated with the Pinnacle Acquisition which is being amortized over a ten year period due to the nature and life of the University contract; costs related to financings which are amortized over the

               Triathlon Broadcasting Company and Subsidiaries
            Notes to Consolidated Financial Statements (continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

term of the related debt and certain professional fees and other expenses incurred in connection with the Company's formation which are amortized on a straight-line basis over five years. (See below--Reporting on the Costs of Start-Up Activities).

It is the Company's policy to account for intangible assets under Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As part of an ongoing review of the valuation and amortization of intangible assets, management assesses the carrying value of the Company's intangible assets if facts and circumstances suggest they may be impaired. If this review indicates that the intangibles will not be recoverable as determined by a nondiscounted cash flow analysis over the remaining amortization period, the carrying value of the Company's intangibles will be reduced to their estimated fair value. The Company also takes into consideration recent acquisition patterns within the broadcast industry, the impact of recently enacted or potential FCC rules and regulations and any other events or circumstances which might indicate potential impairment. At this time, in the opinion of management, no impairment has incurred.

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

BARTER TRANSACTIONS

Revenue from barter transactions (advertising provided in exchange for goods and services) is recognized as income based on the fair value of goods or services received when advertisements are broadcast; goods and services received are accounted for when used. Barter transactions charged to operations were as follows:

                                                               YEAR ENDED DECEMBER 31
                                                   1996                1997                 1998
                                            ------------------- -------------------- --------------------
   Barter revenue                             $    886,778        $     1,322,777      $     1,421,162
   Barter expense                                 (890,134)            (1,476,840)          (1,401,693)
                                            =================== ==================== ====================
   Net barter transactions                    $     (3,356)       $      (154,063)     $        19,469
                                            =================== ==================== ====================

                 Triathlon Broadcasting Company and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ADVERTISING COSTS

The Company expenses advertising costs related to its radio station operations as they are incurred. Advertising expenses for the years ended December 31, 1996, 1997 and 1998 amounted to approximately $373,000, $1.0 million and $635,000, respectively.

LOSS PER COMMON SHARE

Basic loss per common share is based upon the net loss applicable to common shares after preferred dividend requirements and upon the weighted average of common shares outstanding during the period. Diluted loss per common share adjusts for the effect of convertible securities and stock options only in the periods presented where such effect would have been dilutive. There was no such dilutive effect during the years ended December 31, 1996, 1997 and 1998.

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

LMA AND JSA AGREEMENTS

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

                 Triathlon Broadcasting Company and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Company routinely assesses the financial strength of its customers and does not require collateral or other security to support customer receivables. Credit losses are provided for in the consolidated financial statements in the form of an allowance for doubtful accounts.

DOJ INFORMATION REQUEST

Following the passage of the Telecommunications Act of 1996, the Department of Justice (the "DOJ") indicated its intention to investigate certain existing industry practices that had not been previously subject to antitrust review. In 1996, the Company received information requests regarding the Wichita JSA and the Citadel JSAs. These information requests also cover another JSA which the Company has in Spokane, Washington. Following receipt of the information request, the Company terminated the Wichita JSA. While the DOJ inquiry continues with regard to the Citadel JSA, the Company does not believe the investigation will have any material impact on the Company. Although the DOJ has not required termination of the Citadel JSA in connection with its review of the Merger under the HSR Act, the Company has begun preparations for an orderly transition in the event that the Merger is not consummated and the DOJ thereafter requires the termination of the Citadel JSA. Following consultation with legal counsel, the Company does not believe that any reasonable likely outcome of the investigation of the Spokane, Washington and Colorado Springs, Colorado JSAs will result in a material negative impact on the Company. During 1996, the Company provided $300,000 in connection with the estimated legal costs related to compliance with the DOJ information requests.

REPORTING ON THE COSTS OF START-UP ACTIVITIES

In 1998, the American Institute on Certified Public Accountants issued Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). Under SOP 98-5, the costs of start-up activities, including organizational costs, would be expensed as incurred. SOP 98-5 broadly defines start-up activities as those one time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility or beginning a new operation. Although SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, earlier application is encouraged. The initial application of SOP 98-5 is to be reported as a cumulative effect of a change in accounting principle. The Company will adopt SOP 98-5 in the first quarter of 1999 which will result in a charge of approximately $119,000 resulting from the write-off of organization costs which will be recorded as the cumulative effect of a change in accounting principle.

SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("FASB 131").

                 Triathlon Broadcasting Company and Subsidiaries

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FASB 131 superceded FASB 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designated the internal organization used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. FAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FASB 131 did not have an effect on the Company's primary financial statements, but did affect the disclosure of segment information contained elsewhere herein (see Note 8).

RECLASSIFICATIONS

Certain amounts for the years ended December 31, 1996 and 1997 have been reclassified to conform with the current period presentation.

3. PREFERRED STOCK OFFERING

In March and April 1996, the Company completed an offering of 5,834,000 Depository Shares each representing a one-tenth interest in a share of 9% Mandatory Convertible Preferred Stock (the "Preferred Stock") at a price of $10.50 per share (the "Preferred Stock Offering") (see Note 7). The Company used the net proceeds from the Preferred Stock Offering of approximately $56,400,000 to repay the outstanding borrowings and accrued interest under an existing $9,000,000 credit agreement with AT&T Commercial Finance Corporation ("AT&T-CFC") and finance a portion of certain acquisitions as described in Note 4.

4. ACQUISITIONS AND OPERATING AGREEMENTS

LINCOLN ACQUISITIONS

On January 24, 1996, the Company acquired, in a stock acquisition, KTGL-FM and KZKX-FM from Pourtales Radio Partnership ("Pourtales") each operating in the Lincoln, Nebraska market for an aggregate purchase price of $9,650,000. This acquisition was financed principally from the net proceeds of a $9.0 million credit agreement with AT&T-CFC. The Company repaid the loan and accrued interest prior to December 31, 1996 utilizing proceeds from the Preferred Stock Offering, recognizing an extraordinary loss of $320,000 resulting from the write-off of fees associated with the financing in the accompanying statement of operations for the year ended December 31, 1996.

On June 13, 1996, the Company acquired the assets of KIBZ-FM and KKNB-FM from Rock Steady, Inc. ("Rock Steady"), each operating in the Lincoln, Nebraska market, for

                 Triathlon Broadcasting Company and Subsidiaries

4. ACQUISITIONS AND OPERATING AGREEMENTS (CONTINUED)

an aggregate purchase price of approximately $3,275,000. The Rock Steady acquisition was financed from the proceeds of the Preferred Stock Offering. Sillerman Communications Management Company ("SCMC"), on behalf of the Company, provided a deposit in the form of a letter of credit in the amount of $200,000 in favor of the owner of Rock Steady. The Company subsequently paid SCMC $200,000 and SCMC assigned its rights related to the letter of credit to the Company. From January 29, 1996, until the date of acquisition, the Company sold advertising on KIBZ-FM and KKNB-FM pursuant to a JSA which was terminated with the acquisition of the stations by the Company.

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

On June 2, 1997, the Company purchased radio stations KFAB-AM and KGOR-FM, operating in the Omaha, Nebraska market, and the exclusive Muzak franchise for the Lincoln and Omaha, Nebraska markets, from American Radio Systems Corporation for an aggregate purchase price of $38.0 million (the "KFAB/KGOR Acquisition"). The KFAB/KGOR Acquisition was financed through borrowings available under the Amended Credit Agreement (see Note 6).

On August 12, 1998, pursuant to the Merger Agreement, the Company entered into an agreement with Saga Communications of Iowa, Inc. ("Saga") for the decrease of the operating power, if necessary, of Saga's signal for KIOA-FM operating in the Des Moines, Iowa market and the increase of the operating power of the Company's signal for KTNP-FM operating in the Omaha, Nebraska market. The contemplated changes in operating power requires the approval of the FCC which was applied for in September 1998. In accordance with the agreement, the Company agreed to compensate Saga $500,000 at such time which the FCC consents to the downgrade and upgrade. Accordingly, the Company has deposited $500,000 in an escrow account which is included in other current assets in the consolidated balance sheets.

TRI-CITIES ACQUISITION

On April 19, 1996, the Company acquired the assets of KALE-AM and KIOK-FM from Sterling Realty Organization, each operating in the Tri-Cities, Washington market, for an aggregate purchase price of $1,200,000. The acquisition was financed from the proceeds of the Preferred Stock Offering.

                 Triathlon Broadcasting Company and Subsidiaries

4. ACQUISITIONS AND OPERATING AGREEMENTS (CONTINUED)


On February 1, 1998, the Company entered into a five year LMA with Mark Jacky Broadcasting, with respect to KUJ-FM, operating in the Tri-Cities, Washington market. Pursuant to the LMA, the Company provides programming and sells advertising with respect to KUJ-FM for a monthly fee of $5,500.

SPOKANE ACQUISITIONS

On May 15, 1996, the Company acquired the assets of KISC-FM, KNFR-FM and KAQQ-AM, each operating in the Spokane, Washington market from Silverado Broadcasting Company, Inc. ("Silverado"), for an aggregate purchase price of approximately $8,750,000. The Silverado acquisition was financed from the proceeds of the Preferred Stock Offering. The Company had been providing programming and selling advertising on these stations pursuant to an LMA agreement from March 1, 1996 to the date of acquisition. In connection with the acquisition, the Company received the right to purchase a controlling interest in KCDA-FM, also in Spokane, at a nominal price while the current licensee retained the right to redeem the Company's purchase rights by paying to the Company an amount equal to 75% of the fair market value of the station. On July 17, 1997, the Company agreed to the redemption of the right by the current licensee of KCDA-FM in exchange for $50,000 in cash and a non-interest bearing note receivable with a face amount of $350,000. In December 1998, the Company accepted a discounted payment of $185,000 in full settlement of the note resulting in a loss of $75,000 being recorded in 1998.

On March 1, 1996, the Company assumed the rights and obligations of Silverado under two JSAs related to KNJY-FM and KCDA-FM, each operating in the Spokane, Washington market. The JSA relating to KNJY-FM was terminated on December 29, 1996. The JSA relating to KCDA-FM, which was due to expire on October 1, 1998, was extended to December 31, 2001. As an inducement to extend the JSA, the Company issued 5,000 shares of the Company's Class A Common Stock valued at approximately $43,000 to the owners of KCDA-FM. Pursuant to these JSAs, the Company paid/pays to the station owners a fee determined pursuant to formulas based on net collected revenues (as defined).

POURTALES ACQUISITION

On November 22, 1996, the Company acquired from Pourtales KVOR-AM, KSPZ-FM, KTWK-AM and KVUU-FM, each operating in the Colorado Springs, Colorado market; KEYF-FM, KEYF-AM, KUDY-AM and KKZX-FM, each operating in the Spokane, Washington market (collectively, the "Colorado Springs and Spokane Stations"); KEYN-FM

                 Triathlon Broadcasting Company and Subsidiaries

4. ACQUISITIONS AND OPERATING AGREEMENTS (CONTINUED)

operating in the Wichita, Kansas market and KEGX-FM and KTCR-AM, each operating in the Tri-Cities, Washington market, and assumed an LMA for radio station KNLT-FM, also operating in the Tri-Cities, Washington market (the "Tri-Cities LMA") for an aggregate purchase price of $22,850,000 (the "Pourtales Acquisition"). The Pourtales Acquisition was financed from the proceeds of the Preferred Stock Offering and $13 million in borrowings available under the Credit Agreement (see Note 6).

The Company has a JSA agreement with Citadel Broadcasting Corporation ("Citadel") under which Citadel sells advertising on behalf of the Colorado Springs and Spokane Stations acquired from Pourtales (the "Citadel JSA"). Under the Citadel JSA, Citadel, which currently owns other stations in the Colorado Springs and Spokane markets (the "Citadel Stations"), is entitled to retain a monthly fee (the "JSA Fee") based on the combined revenues from the sale of advertising time on the Citadel Stations and the Colorado Springs and Spokane Stations (the "Aggregate Revenues") and the combined operating expenses of such stations (the "Aggregate Operating Expenses") less a monthly payment to the Company of 45% of the difference between the Aggregate Revenues and Aggregate Operating Expenses each month, up to and including June 1997. After June 1997, the Company became entitled to receive 40% of such difference. The Citadel JSA will terminate on December 31, 2000 unless extended for up to two additional consecutive five-year terms by either party. In addition, Citadel reimburses the Company for its stations' operating expenses. Between January 15, 1996 and November 21, 1996 ("LMA Period"), the Company operated the Colorado Springs and Spokane Stations under an LMA with Pourtales. The Pourtales LMA terminated on the consummation of the sale of these stations to the Company. There was no LMA fee paid by the Company to Pourtales during the LMA Period; however, the Company recorded imputed interest of $1,705,000 during the LMA Period based on the fair value of stations as determined by their purchase price.

In connection with the Pourtales Acquisition, the Company assumed Pourtales' rights and obligations under the Tri-Cities LMA. Pursuant to the Tri-Cities LMA, the Company pays the owner of the stations $22,950 per month, which includes $8,000 of certain station operating expenses, subject to adjustment for actual costs. At the end of each 12 month period, the actual expenses will be computed and the Company will pay any shortfall to such owner or will receive a refund from such owner for any overpayment of such expenses. The Tri-Cities LMA expires on April 13, 2003.

WICHITA JSA

During the four months ended December 31, 1996, the Company sold advertising on radio stations KKRD-FM, KRZZ-FM and KNSS-AM operating in the Wichita, Kansas market pursuant to a JSA with SFX Broadcasting, Inc. ("SFX"), an affiliate, for a monthly fee of

                 Triathlon Broadcasting Company and Subsidiaries

4. ACQUISITIONS AND OPERATING AGREEMENTS (CONTINUED)

$75,000, plus actual operating expenses of the stations. The Wichita JSA was terminated on December 31, 1996.

WICHITA AND LITTLE ROCK ACQUISITIONS

On January 9, 1997 and April 25, 1997, respectively, the Company purchased radio stations KZSN-FM and KZSN-AM, both operating in the Wichita, Kansas market, and radio stations KSSN-FM and KMVK-FM, both operating in the Little Rock, Arkansas market, from Southern Skies Corporation ("Southern Skies") for an aggregate purchase price of $22.6 million, 46,189 shares of the Company's Class A Common Stock valued at approximately $486,000 and a non-competition agreement with one of the principals of Southern Skies under which it will pay $750,000 over a five year period which commenced on February 1, 1997 (collectively, the "Southern Skies Acquisition"). Also, on April 25, 1997, the Company purchased radio station KOLL-FM, operating in the Little Rock market, from SFX, an affiliate, for an aggregate purchase price of $4.1 million. The Company had provided services for radio station KOLL-FM pursuant to a LMA from March 15, 1996 to the date of acquisition. The acquisitions were financed through borrowings available under the Credit Agreement (see Note 6).

PINNACLE SPORTS PRODUCTIONS ACQUISITION

On May 15, 1997, the Company purchased Pinnacle Sports Productions, LLC (the "Pinnacle Acquisition") which operates the Sports Network to broadcast all of the men's football, basketball and baseball games and women's basketball and volleyball games of the University. The purchase price of approximately $3.3 million may be increased by $1.7 million if the University renews its contract with the Company in 2001 for a minimum of an additional three year term. While renewal of the contract with the University cannot be assured, based on discussions the Company has had with the University, management knows of no reason why the contract would not be renewed. The Pinnacle Acquisition was financed through available borrowings under the Credit Agreement and notes payable to the sellers in the amount of $1,833,392 (see Note 6). Additionally, the Company assumed a note payable in the amount of $525,000 which was repaid in November 1997.

LITTLE ROCK DISPOSITION

On October 1, 1997, the Company completed the disposition of radio stations KOLL-FM, KSSN-FM and KMVK-FM, each operating in the Little Rock, Arkansas market (the "Little Rock Disposition") pursuant to an agreement with Clear Channel Radio, Inc. The aggregate sale price was $20.0 million. The Company did not recognize a gain or loss on the Little Rock Disposition. During the period from the date of acquisition through date

                 Triathlon Broadcasting Company and Subsidiaries

4. ACQUISITIONS AND OPERATING AGREEMENTS (CONTINUED)

of sale, the Company capitalized a loss of approximately $235,000, including interest expense, related to the stations sold pursuant to the Little Rock Disposition. The Company used the proceeds of the disposition to repay outstanding indebtedness under the Amended Credit Agreement (see Note 6).

The Company's acquisitions were recorded using the purchase method of accounting. The operating results of the acquired stations are included in the accompanying consolidated statements of operations from their respective dates of acquisition or from the date the respective LMA or JSA began, as appropriate. The following unaudited supplemental pro forma information is presented as if the Company had completed all of the acquisitions and related financings consummated as of December 31, 1997, as if they had occurred on January 1, 1996, and had not entered into the Wichita JSA:

                                                          YEAR ENDED DECEMBER 31
                                                        1996 (1)             1997
                                                   ------------------- -----------------
  Net revenue                                           $ 32,397,000         $37,145,000
  Operating income                                           950,000           2,984,000
  Net loss applicable to common stock                    (10,412,000)         (8,378,000)
  Net loss per common share--basic                             (2.13)              (1.72)
  Common shares outstanding--basic                         4,877,000           4,882,000

(1) Includes a charge of $300,000, or $0.06 per share for DOJ information request costs.

5. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                            DECEMBER 31
                                                     1997                  1998
                                             --------------------- ---------------------
     FCC licenses                                 $102,601,420          $102,601,420
     Organization costs                                478,644               478,644
     Deferred financing costs                        1,699,809             1,699,809
     Goodwill                                       10,797,238            10,797,238
                                             --------------------- ---------------------
                                                   115,577,111           115,577,111
     Less accumulated amortization                  (3,903,245)           (7,310,543)
                                             ===================== =====================
                                                  $111,673,866          $108,266,568
                                             ===================== =====================

                 Triathlon Broadcasting Company and Subsidiaries

6. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                            DECEMBER 31
                                                                     1997                  1998
                                                             --------------------- ---------------------

     Amended Credit Agreement                                  $    58,500,000       $    59,935,938
     Pinnacle Acquisition                                            1,833,392               943,396
     Capstar Loan Agreement                                                  -               650,000
                                                             --------------------- ---------------------
     Total debt                                                     60,333,392            61,529,334
     Less current portion                                          (59,389,996)           (2,326,990)
                                                             ===================== =====================
                                                               $       943,396       $    59,202,344
                                                             ===================== =====================

AMENDED CREDIT AGREEMENT

In May 1997, the Company amended and restated its existing $40 million credit facility ("Credit Agreement") with an $80 million credit facility (the "Amended Credit Agreement") obtained from AT&T-CFC and Union Bank of California, N.A. ("UBOC") (collectively, the "Lenders"). The Amended Credit Agreement is comprised of four tranches. The first tranche, in the amount of $35.0 million, is a reducing revolver where the maximum amount available reduces quarterly beginning on July 1, 1998 with a maturity of April 1, 2004. As of December 31, 1998, the Company owed less than the maximum amount under this tranche, therefore, the first principal payment will be due July 1, 1999. Future advances under this tranche would accelerate the due date of the first principal payment. The second tranche, in the amount of $25.0 million, is a term loan, with quarterly principal payments which commenced on July 1, 1998 with a maturity of July 1, 2004. The third tranche, in the amount of $20.0 million, was a bridge loan which was fully repaid on October 1, 1997 in connection with the Little Rock Disposition. The fourth tranche (the "Acquisition Loan"), in the amount of $20.0 million, is an acquisition loan with the same terms as the second tranche.

Loans under the Amended Credit Agreement bear interest at a floating rate equal to either, at the option of the Company, a base rate which approximates prime plus an applicable margin, or the LIBOR rate plus an applicable margin. As of December 31, 1998, the applicable margin for (i) the first tranche was 1.00% for base rate loans and 2.00% for LIBOR rate loans and (ii) the second and fourth tranches was 2.50% for base rate loans and 3.50% for LIBOR rate loans. The applicable margin for the third tranche, which was repaid in full on October 1, 1997, was 2.25% for base rate loans and 3.25% for LIBOR rate loans.

                 Triathlon Broadcasting Company and Subsidiaries

6. LONG-TERM DEBT (CONTINUED)

The Company purchased, as required by the Amended Credit Agreement, an interest rate cap which gives the Company protection against interest rate increases over a certain level. The cap protects against increases in the 6 Month LIBOR rate over 7.5% on $30.0 million of the debt currently outstanding under the Amended Credit Agreement and expires in September 1999. A 10% increase in the average cost of the Company's variable rate debt would increase the Company's net loss attributable to common stock by approximately $500,000 or $.01 per share of outstanding stock and could increase the likelihood that the Company may be required to incur additional indebtedness or raise additional equity financing to fund its operations in the event that its operations do not substantially improve.

In connection with the Amended Credit Agreement, the Company wrote off all deferred financing costs related to the Credit Agreement resulting in an extraordinary loss of $958,080 being recorded in the accompanying consolidated statements of operations for the year ended December 31, 1997.

The obligations of the Company's subsidiaries under the Amended Credit Agreement are secured by a first priority security interest in all existing and after acquired property of the Company's subsidiaries, with the exception of FCC licenses and authorizations to the extent it is unlawful to grant a security interest in such licenses and authorizations, and all issued and outstanding capital stock of the Company's subsidiaries. All outstanding indebtedness under the Amended Credit Agreement is guaranteed by the Company. The Amended Credit Agreement also contains financial leverage and coverage ratios, and restrictions on capital expenditures and other payments. As of December 31, 1998, the Company did not meet its corporate overhead financial covenant. The Company's Lenders have granted it a waiver as of December 31, 1998 with respect to this covenant.

                 Triathlon Broadcasting Company and Subsidiaries

6. LONG-TERM DEBT (CONTINUED)


On June 30, 1998, the Company entered into the First Amendment to the Amended Credit Agreement ("First Amendment") with the Lenders. The purpose of the First Amendment was to enable the Lenders to fund an acquisition loan of $1.0 million ("First Advance") which was used by the Company to refinance a portion of the indebtedness related to the acquisition of Pinnacle Sports Productions, LLC in 1997. The First Amendment also included modifications to certain financial covenants. The Acquisition Loan is a term loan bearing interest at LIBOR + 3.50% (or the alternative base rate + 2.50%). The principal balance of the First Advance of the Acquisition Loan must be reduced by $6,250 per year (paid on a quarterly basis) until the final maturity of July 1, 2004.

On December 29, 1998, the Company borrowed $500,000 under the Acquisition Loan ("Second Advance") of the Amended Credit Agreement to finance an escrow deposit required under an agreement with Saga (see Note 4). The loan is a term loan bearing interest at LIBOR + 3.50% (or the alternative base rate + 2.50%). The principal balance of the Second Advance of the Acquisition Loan must be reduced by $3,125 per year (paid on a quarterly basis) until the final maturity of July 1, 2004. The total principal reduction required under the Acquisition Loan is currently $9,375 per year (paid on a quarterly basis).

Pursuant to the terms of the Amended Credit Agreement, the Company's subsidiaries pay quarterly a fee of 1/2 of 1 % per annum related to the unused portion of the $80 million facility commitment. For the years ended December 31, 1997 and 1998, approximately $30,000 and $106,000, respectively, was recorded as interest expense in the accompanying consolidated statements of operations in connection with the unused facility fee.

OTHER DEBT

In connection with the Pinnacle Acquisition, the Company delivered to the sellers, at the time of acquisition, promissory notes in the amount of approximately $1.8 million which accrue interest at 6% per annum and are payable in two installments in May 1998 and 1999. The Company remitted the May 1998 payment in accordance with the terms of the promissory notes. Additionally, the Company assumed a note payable to a bank in the amount of $525,000 which bore interest at a rate 1/2 of 1% under prime. This note payable was subsequently repaid in November 1997.

On September 15, 1998, the Company borrowed $650,000 from Capstar for the purpose of acquiring certain real property in Lincoln, Nebraska as required by the Merger Agreement. The loan is secured by the acquired real property. The Company occupied a substantial portion of the property as a tenant prior to September 15, 1998 and continues

                 Triathlon Broadcasting Company and Subsidiaries

6. LONG-TERM DEBT (CONTINUED)

to occupy the property. The loan accrues interest at the rate of 12% per annum which is payable, along with the principal, on the earlier of the consummation of the Merger, which is expected during the second quarter of 1999, or the termination of the Merger Agreement.

After reclassification, aggregate maturities of long-term debt due within the next five years ending December 31 and thereafter are as follows:

                   1999                               $      2,326,990
                   2000                                      5,034,375
                   2001                                      7,484,375
                   2002                                      8,359,375
                   2003                                      8,884,375
                   Thereafter                               29,439,844
                                                     ====================
                                                      $     61,529,334
                                                     ====================

7.  STOCKHOLDERS' EQUITY

On July 6, 1995, the Company completed a recapitalization whereby all of its outstanding Common Stock was exchanged for 25,000 shares of Class A Common Stock, 244,890 shares of Class B Common Stock, and 1,444,366 shares of Class D Common Stock. In addition, 367,344 shares of Class C Common Stock were sold to certain investors for $3,673 in lieu of paying a commitment fee on a proposed bridge loan that the Company later determined not to utilize. During the years ended December 31, 1996 and 1997, respectively, 317,344 and 19,000 shares of Class C Common Stock were converted to Class A Common Stock. During the year ended December 31, 1998, stockholders of Class D Common Stock converted an aggregate of 641,921 shares of Class D Common Stock into Class B Common Stock based on the existence of certain covenant defaults under the Amended Credit Agreement (as defined in Note 6) at the time of the conversion.

PREFERRED STOCK

The Company's authorized capital stock included 4,000,000 shares of $.01 par value Preferred Stock of which 600,000 shares had been designated as Series A Convertible Preferred Stock and 600,000 shares is designated as Series B Convertible Preferred Stock. In October 1996, the shareholders approved the redesignation of the Series A Convertible Preferred Stock to blank check Preferred Stock (the "Blank Check Preferred"). The Series B Convertible Preferred Stock has no voting rights. The Company may issue the Series B Convertible Preferred Stock pursuant to compensation plans to the Company's officers, directors and advisors.

                 Triathlon Broadcasting Company and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

On February 8, 1996, the Board issued to certain officers, directors and advisors (i) 282,500 shares of Series B Convertible Preferred Stock convertible into Class A Common Stock in the event the market price of the Class A Common Stock is greater than or equal to $14.00 per share for 20 consecutive trading days and (ii) 282,500 shares of Series B Convertible Preferred Stock convertible into Class A Common Stock in the event the market price of the Class A Common Stock is greater than or equal to $15.00 per share for 20 consecutive trading days. The Series B Convertible Preferred Stock vests in equal installments over a five year period beginning one year from the date of issuance. During the period in which the Series B Convertible Preferred Stock becomes convertible, the Company will incur substantial noncash charges to earnings based on the fair value of the stock amortized over the remaining vesting period, if any.

The Company's Board can determine when, and on what terms, each share of Blank Check Preferred would be issued. Accordingly, the Board may, at its discretion, upon issuance of the shares of Blank Check Preferred, or any portion thereof, designate rights, limitations, powers and preferences without further authorization by stockholders.

MANDATORY CONVERTIBLE PREFERRED STOCK

The Mandatory Convertible Preferred Stock ranks senior to each other class or series of capital stock. Holders are entitled to receive dividends accruing at the rate of 9% per annum. On the June 30, 2000 mandatory conversion date, the Mandatory Convertible Preferred Stock then outstanding will convert automatically into shares of Class A Common Stock. The mandatory conversion rate is determined by the market price of the Company's Class A Common Stock at the time and shall not be greater than 1.15 or less than .833. The Preferred Stock, at the option of the holder, is convertible, subject to a conversion rate, to the Company's Class A Common Stock, after June 30, 1996. The Preferred Stock is not redeemable by the Company prior to June 30, 1999. Each share of the Preferred Stock is entitled to eight votes. Upon a change in control, as defined, the holders are entitled to a special conversion right in which the maximum conversion rate is 1.5. The liquidation preference is equal to the greater of $10.50 per share or the current market price of the Company's Class A Common Stock on such date. See Note 1 for the Company's shareholders' entitlement under the Merger.

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

                 Triathlon Broadcasting Company and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

Mandatory Convertible Preferred Stock, Class A Common Stock and Class B Common Stock shall vote as a single class, with each Mandatory Convertible Preferred Stock being entitled to eight votes and each share of Class A Common Stock and Class B Common Stock being entitled to one vote per share and ten votes per share, respectively.

If one or more of Messrs. Feuer, Sillerman, Tytel or Radio Investors (each a "Principal Stockholder") or any of their affiliates engage in or agree to participate in a "going private" transaction, any share of Class B Common Stock held by such person or entity engaging in or agreeing to participate in such transaction shall be entitled to only one vote per share. For purposes of this provision, Mr. Feuer is not deemed to be an "affiliate" of Messrs. Sillerman, Tytel or Radio Investors. Such provision is designed to decrease the voting power of any principal stockholder of the Company engaging in or participating in a going private transaction.

Except as required by law, the holders of the Class C Common Stock and the Class D Common Stock have no voting rights. Under Delaware law, the affirmative vote of the holders of a majority of the outstanding shares of any class of Common Stock is required to approve, among other things, a change in the designations, preferences or limitations of the shares of such class of Common Stock.

Each share of Class B Common Stock, Class C Common Stock, and Class D Common Stock automatically converts into one share of Class A Common Stock upon its sale or transfer, subject to FCC approval. In addition, each share of Class D Common Stock is also convertible into one share of Class B Common Stock, subject to certain conditions which may include FCC approval. Except as required by law, holders of Class C and D Common Stock and Series B Convertible Preferred Stock have no voting rights.

Holders of shares of Common Stock are entitled to receive dividends as may be declared by the Board of Directors. Payment of dividends is limited by the terms of the Mandatory Convertible Preferred Stock.

At December 31, 1998, the Company had reserved (i) approximately 11.9 million shares of Class A Common Stock for issuance under the Company's Stock Option Plans (see Note 11), conversion of the outstanding shares of Class B Common Stock, Class C Common Stock, Class D Common Stock, the Preferred Stock and the Series B Convertible Preferred Stock, and issuance upon exercise of the warrants granted to the underwriters in the Company's initial public offering, and (ii) approximately 802,000 shares of Class B Common Stock reserved for issuance upon the conversion of the outstanding shares of Class D Common Stock.

                 Triathlon Broadcasting Company and Subsidiaries

7. STOCKHOLDERS' EQUITY (CONTINUED)

UNDERWRITER WARRANTS

In connection with the Company's initial public offering, the Company issued 240,000 warrants to the underwriters, each convertible into one share of the Company's Class A Common Stock. Each warrant is exercisable for a share of Class A Common Stock during the three year period commencing September 7, 1997 at an exercise price equal to $7.43. During 1998, 8,784 warrants were exercised in a cashless exercise in accordance with the terms of the warrants resulting in the issuance of 3,112 shares of the Company's Class A Common Stock. The remaining 231,216 of outstanding warrants are currently exercisable and expire September 7, 2000.

8. SEGMENT INFORMATION

The Company classifies its businesses into two fundamental categories, Radio Broadcasting (consisting of the Company's radio operations) and Other (consisting of a sports network, a Muzak franchise, and a real estate subsidiary).

The Company evaluates performance based on several factors, of which the primary measure is business segment earnings before interest, taxes, depreciation, amortization and corporate expenses ("Broadcast Cash Flow"). The accounting policies of the business segments are the same as described above in the summary of significant accounting policies (Note 2). Intersegment transactions have been accounted for at fair value as if the transactions were with third parties.

                                                               (in thousands)
                                     Radio                                     Intercompany
                                  Broadcasting      Other        Corporate     Eliminations      Total
                                 ---------------------------------------------------------------------------
              1998
Net revenue                        $    35,656    $     4,950   $         -     $       (23)   $    40,583
Broadcast cash flow                     12,570          1,285             -               -         13,855
Depreciation and amortization            4,092            365           337               -          4,794
Corporate expense                            -              -         2,077               -          2,077
Deferred compensation                        -              -           141               -            141
Interest expense                         5,491            300           203               -          5,994
Interest income                             18              -            49               -             67
Other expense                              172              -         1,021               -          1,193
                                 ---------------------------------------------------------------------------
Net income (loss) before
   extraordinary item              $     2,833    $       620   $    (3,730)    $         -    $      (277)
                                 ===========================================================================

Assets                             $   120,357    $     5,736   $   120,094     $  (117,045)   $   129,142
                                 ===========================================================================

Capital expenditures               $       796    $       682   $         1     $         -    $     1,479
                                 ===========================================================================

                 Triathlon Broadcasting Company and Subsidiaries

8. SEGMENT INFORMATION (CONTINUED)

                                                               (in thousands)
                                     Radio                                     Intercompany
                                  Broadcasting      Other        Corporate     Eliminations      Total
                                 ---------------------------------------------------------------------------
              1997
Net revenue                        $    30,839    $     2,802   $         -     $         -    $    33,641
Broadcast cash flow                      9,731            495             -               -         10,226
Depreciation and amortization            3,579            203           352               -          4,134
Corporate expense                            -              -         2,068               -          2,068
Deferred compensation                        -              -           390               -            390
Interest expense                         4,583             95            88               -          4,766
Interest income                            171              -           230               -            401
Other expense                               91              -            47               -            138
                                 ---------------------------------------------------------------------------
Net income (loss) before
   extraordinary item              $     1,649    $       197   $    (2,715)    $         -    $      (869)
                                 ===========================================================================

Assets                             $   124,250    $     5,010   $   117,074     $  (113,593)   $   132,741
                                 ===========================================================================

Capital expenditures               $       853    $        13   $         3     $         -    $       869
                                 ===========================================================================

              1996
Net revenue                        $    18,963    $         -   $         -     $         -    $    18,963
Broadcast cash flow                      5,285              -             -               -          5,285
Depreciation and amortization            1,288              -           139               -          1,427
Corporate expense                            -              -         1,719               -          1,719
Deferred compensation                        -              -           366               -            366
DOJ information request costs                -              -           300               -            300
Interest expense                           862              -         1,719               -          2,581
Interest income                              -              -           729               -            729
Other expense                                -              -            60               -             60
                                 ---------------------------------------------------------------------------
Net income (loss) before
   extraordinary item              $     3,135    $         -   $    (3,574)    $         -    $      (439)
                                 ===========================================================================

Assets                             $    85,958    $         -   $    67,207     $   (64,771)   $    88,394
                                 ===========================================================================

Capital expenditures               $     1,555    $         -   $         -     $         -    $     1,555
                                 ===========================================================================

9. COMMITMENTS AND CONTINGENCIES

COMPENSATION AND OTHER AGREEMENTS

The Company and Mr. Feuer entered into an employment agreement commencing September 13, 1995, which provides that Mr. Feuer will serve as the Company's President and Chief Executive Officer for a five year term, and provides for an annual base compensation of $150,000, with annual increases tied to the Consumer Price Index. Mr. Feuer will also receive a minimum annual bonus and additional amounts based upon achievement of mutually agreed upon performance goals and discretionary amounts.

                 Triathlon Broadcasting Company and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

During 1996, 1997 and 1998, the Company made loans to Mr. Feuer which have been partially offset by bonuses earned (see Note 10).

Concurrently with the execution of the Merger Agreement and a condition to Capstar entering into the Merger Agreement, Mr. Feuer entered into the Termination Agreement with Capstar and the Company (the "Termination Agreement") which as of the Effective Time (as defined in the Merger Agreement), Mr. Feuer has tendered his resignation as an officer and director of the Company and its subsidiaries, and his Employment Agreement will be terminated in full in exchange for a lump-sum payment of $850,000 plus forgiveness of certain loans by the Company. In the event the Merger is not completed, the Termination Agreement will terminate without any further obligation by any of the parties.

The Company has a financial consulting agreement with The Sillerman Companies ("TSC"), a related party, by assignment from SCMC, pursuant to which TSC provides financial and advisory services. The TSC agreement, as amended in November 1996, provides for annual advisory fees of $500,000 per year. The Company also pays $2,500 per month as compensation for services provided by TSC for the Corporate Secretary and investor relations functions. Accrued liabilities for services under these arrangements aggregated approximately $47,000, $40,000 and $486,000 as of December 31, 1996, 1997 and 1998,
respectively. Further, TSC may provide additional investment banking and advisory services for specifically designated projects for fees to be mutually agreed upon subject to approval by the members of the Board of Directors elected by the Class A Common Stockholders. Payments under this arrangement in connection with radio stations acquired and the placement of financing and issuance of equity were approximately $2,259,000 and $797,000 for the years ended December 31, 1996 and 1997, respectively. In connection with this agreement, the Company is required to make advance payments of $500,000 annually for these investment advisory services which will be repaid only out of fees earned under the TSC agreement or upon a change of control, as defined.

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

                 Triathlon Broadcasting Company and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

except with respect to such indemnified amounts that arise out of reckless or willful misconduct of such indemnified person.

Pursuant to the terms of the Merger Agreement, the financial consulting agreement with TSC will be terminated and, in connection therewith, the Company will be required to pay SFX Entertainment, Inc. $2.0 million in cash at the Effective Time (as defined in the Merger Agreement). (In April 1996, TSC assigned to SFX Broadcasting its right to receive fees under its financial consulting agreement with the Company in connection with the termination of TSC's financial consulting agreement with SFX Broadcasting. SFX Broadcasting subsequently assigned its rights to SFX Entertainment.) In the event the Merger is not completed, the financial consulting agreement with TSC will not be terminated.

LEASE OBLIGATIONS

The Company has entered into various operating and capital leases for the rental of office space, property and equipment. Future minimum rental payments under leases with terms greater than one year as of December 31, 1998 are as follows:

                                                    OPERATING LEASES        CAPITAL
                                                                             LEASES
                                                   ------------------- -------------------
    1999                                            $      750,765       $    42,684
    2000                                                   581,537            46,448
    2001                                                   435,698            22,518
    2002                                                   389,170                 -
    2003                                                   359,749                 -
    Thereafter                                           2,297,289                 -
                                                   ------------------- -------------------

    Total minimum lease payments                         4,814,208           111,650
    Less imputed interest                                        -           (16,197)
                                                   =================== ===================
    Present value of minimum lease payments         $    4,814,208       $    95,453
                                                   =================== ===================

Rent expense for the years ended December 31, 1996, 1997 and 1998 was approximately $416,000, $795,000 and $890,000, respectively. The present value of minimum capital lease payments is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

                 Triathlon Broadcasting Company and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

The Company has entered into various sub-leases to generate income from surplus tower and office space. Future minimum rental income receipts the Company will receive under sub-leases with terms greater than one year as of December 31, 1998 are as follows:

                                                           OPERATING
                                                             LEASES
                                                       -------------------

          1999                                           $       140,558
          2000                                                   123,768
          2001                                                   100,800
          2002                                                    84,301
          2003                                                    62,400
          Thereafter                                             301,600
                                                       ===================
          Future minimum rental income receipts          $       813,427
                                                       ===================

In July 1998, a shareholder filed a lawsuit against the Company and its directors which claimed the consideration to be paid to the holders of the Depositary Shares, as specified in the Merger Agreement, is unfair. In February 1999, a Memorandum of Understanding was signed that provides for the settlement of the action in principle. The amount of the settlement, ranging from $0.11 to $0.37 additional consideration for each Depositary Share depends upon whether the average last sale price for the Class A Common Stock of the Company over the twenty trading days ending on the date immediately preceding the Effective Time (as defined in the Merger Agreement). The additional consideration will be paid by Capstar. The Memorandum of Understanding provides that the defendants deny all allegations of wrongdoing but, recognizing the burden, expense and risk attendant to the litigation, they have concluded that it is desirable that the claims against them be settled. The proposed settlement is contingent upon confirmatory discovery by the plaintiff, execution of a definitive settlement agreement, and court approval. There can be no assurance that the parties will execute a definitive settlement agreement or that the court will approve the settlement on the terms and conditions provided for in the Memorandum of Understanding, or at all.

The Merger Agreement contains termination fees ranging from $1.6 million to $6.0 million, which would be payable by the Company to Capstar, in the event the Merger Agreement is terminated for certain reasons including the Company's termination of the Merger Agreement in order for the Company to enter into an agreement relating to a Superior Proposal (as defined in the Merger Agreement) or the Capstar's termination of the Merger Agreement if the Company has outstanding more than a certain number of shares of certain classes of its capital stock (including derivative securities). Additionally, the Buyer may be required to pay the Company $12 million if the Merger Agreement is terminated because the Merger Agreement is not consummated by April 30, 1999 as a result of certain circumstances, the Merger is permanently enjoined under certain circumstances or the Buyer or Buyer Sub breaches certain of its representations and warranties contained in the Merger Agreement. Liabilities to affiliates as of December 31, 1997 and 1998 include approximately $40,000 and $486,000, respectively, relating to the financial consulting agreement with TSC.

                 Triathlon Broadcasting Company and Subsidiaries

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In 1997, the Company loaned Mr. Feuer (Company's President and Chief Executive Officer), $150,000 which accrues interest at a rate of 7.25%, for which he pledged 35,294 shares of Class B Common Stock. All interest and principal are due September 9, 2002. Additionally, during 1998 the Company loaned Mr. Feuer $50,000 which accrues interest at a rate of 7.25% and is due on April 29, 2003. The loans have been recorded as long term notes receivable from officer in the accompanying consolidated balance sheets. In addition, the Company loaned to Mr. Feuer $25,000 in each of May, July and October 1996, and January 1997. The loans granted in May and July 1996 were offset against a bonus in the amount of $50,000 which was approved by the Board on April 30, 1997. On that date, the Board also granted to Mr. Feuer an additional loan in the amount of $50,000 (the "Additional Loan"). The loans granted in October 1996 and January 1997 have been restated to provide, and the Additional Loan provides, that these loans do not bear interest and mature at September 13, 2000 or, if extended, at the end of the extension period. The

10. RELATED PARTY TRANSACTIONS

loans further provide that, in the event of a change of control or upon termination of Mr. Feuer's employment agreement prior to September 13, 2000, unless extended, these loans will be forgiven. The loans have been recorded as a long-term notes receivable from officer in the accompanying consolidated balance sheets. Additionally, the Company loaned to Mr. Feuer $25,000 in each of April, July and October of 1997 and January, April, July and October of 1998 as advance payments of his future bonus. These loans to Mr. Feuer have been classified as a notes receivable from officer in the accompanying consolidated balance sheets.

11. STOCK OPTIONS AND OTHER COMPENSATION PLANS

STOCK OPTION PLANS

The Company's stockholders have approved the Triathlon Broadcasting Company 1995 and 1996 Stock Option Plans (the "Plans"). The Plans provide for a grant of nonqualified and incentive stock options to purchase up to 600,000 shares of Class A Common Stock to eligible employees and advisors. Under the 1995 Plan, options with respect to 111,500 shares of Class A Common Stock were granted on October 30, 1995 and were comprised of (i) options to purchase 31,500 shares of Class A Common Stock granted to certain officers, directors and employees are exercisable at $11.50 per share, have a ten year term and vest in equal installments on October 30, 1996 and October 30, 1997, and (ii) options to purchase 80,000 shares of Class A Common Stock granted to Radio Investors and other affiliates of SCMC are exercisable at $5.50 per share, have a ten year term and vest in equal installments on October 30, 1996 and 1997.

                 Triathlon Broadcasting Company and Subsidiaries

11. STOCK OPTIONS AND OTHER COMPENSATION PLANS (CONTINUED)

Under the 1996 Plan, options with respect to 136,950 shares of Class A Common Stock were granted on August 7, 1996 and 2,000 options were granted on July 30, 1997 to certain officers, directors and employees. The options are exercisable from $7.50 to $7.63 and vest gradually over various periods in accordance with the terms of the individual awards.

The 1997 Stock Option Plan was approved by the Company's Board of Directors. However, the Company has not granted any options under that plan.

On April 29, 1998, the Board of Directors granted a total of 7,700 options to certain officers and directors with an exercise price of $10.625 vesting gradually over a 5 year period.

In 1996, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation"("FAS 123") which established financial accounting and reporting standards for stock based employee compensation plans, including stock purchase plans, stock options, restricted stock and stock appreciation rights. As permitted by FAS 123, the Company elected to continue accounting for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

The Company has adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for the Plans. Had compensation cost for the Company's Plans been determined based on the fair market value at the date of grant for the awards in 1996, 1997 and 1998, consistent with the provisions of FAS 123, the Company's net loss and net loss per common share would have been as follows:

                                                                  YEAR ENDED DECEMBER 31
                                                        1996              1997               1998
                                                  ----------------- ------------------ ------------------
   Pro forma net loss applicable to common
     stockholders                                 $(5,453,000)        $(7,612,000)     $  (5,867,000)
   Pro forma loss per basic
     common share                                       (1.13)              (1.56)             (1.20)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional amounts may be granted in future years. The fair value of the options was

                 Triathlon Broadcasting Company and Subsidiaries

11. STOCK OPTIONS AND OTHER COMPENSATION PLANS (CONTINUED)

estimated at the date of grant using the Black Scholes model with the following weighted average assumptions:

                                                                  YEAR ENDED DECEMBER 31
                                                         1996              1997              1998
                                                   ----------------- ----------------- -----------------

   Expected dividend yield                                    -               -                 -
   Expected stock price volatility                        48.2%             44.7%             40.3%
   Risk free interest rate                                6.43%             6.04%           5.78%
   Expected life of options                               7 years           7 years         5 years

A summary of the Company's stock option activity, and related information is as follows:

                                                                       DECEMBER 31
                                                         1996              1997              1998
                                                   ----------------- ----------------- -----------------
   Options outstanding at beginning
     of year                                            111,500           248,450           237,350
   Weighted average option exercise price
                                                          $7.20             $7.43             $7.38
   Options granted                                      136,950             2,000             7,700
   Weighted average option exercise price
                                                          $7.63             $7.50            $10.63
   Options expired or canceled                                -           (13,100)            6,450
   Options outstanding at end of year                   248,450           237,350           238,600
   Weighted average option exercise price
                                                          $7.43             $7.38             $7.47
   Options exercisable at end of year                    55,750           110,400           160,760

At December 31, 1998, options outstanding had a weighted average exercise price of $7.47 and expiration dates of October 30, 2005, August 7, 2006, July 30, 2007 and April 29, 2008.

OTHER COMPENSATION PLANS

On October 30, 1995, certain officers and directors received the right to a cash bonus in the amount of $120,000, representing the difference between $5.50, the price of the Class A Common Stock at the initial public offering, and $11.50, the closing price of the Class A Common Stock on October 30, 1995, multiplied by 20,000. The bonus vested in two equal installments on October 30, 1996 and 1997 and will be paid upon the exercise of the

                 Triathlon Broadcasting Company and Subsidiaries

11. STOCK OPTIONS AND OTHER COMPENSATION PLANS (CONTINUED)

options. In addition to the option grants under the 1995 Stock Option Plan, on October 30, 1995, the Company's Board of Directors granted "cash only stock appreciation rights" with respect to 7,000 shares of Class A Common Stock to other directors. The amount due for the cash only stock appreciation rights will be calculated by multiplying the number of shares by the difference between $5.50 and the price of the Class A Common Stock on October 30, 2000. The rights vested over the two year period ending October 30, 1997 and will be paid on October 30, 2000.

On January 31, 1996, the Company granted "cash only stock appreciation rights" with respect to 4,000 shares of Class A Common Stock to directors of the Company. The value of these cash only stock appreciation rights will be calculated by adding the sum of (i) one half of the number of shares times the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if, prior to such date, the price of the Class A Common Stock was equal to or greater than $14.00 for 20 consecutive trading days and (ii) one half of the number of shares times the difference between $.01 and the price of the Class A Common Stock on January 31, 2001 if, prior to such date, the price of the Class A Common Stock was equal to or greater than $15.00 for 20 consecutive trading days. The cash only stock appreciation rights will be paid on January 31, 2001.

Each cash only stock appreciation right of the Company, whether or not then exercisable, will be canceled at the Effective Time. Each holder of a canceled cash only stock appreciation right will be entitled to receive, in consideration for the cancellation, an amount of cash, without interest, equal to: (a) with respect to each then outstanding cash only stock appreciation rights granted January 31, 1996, 50% of the difference between $0.01 and the Common Stock Merger Consideration or (b) with respect to all other outstanding cash only stock appreciation rights, the difference between the Common Stock Merger Consideration and the per share base price of such cash only stock appreciation rights, in every case less any applicable withholding taxes.

During the years ended December 31, 1996, 1997 and 1998, noncash compensation charges relating to the issuance of options, Series B Convertible Preferred Stock and cash only rights aggregated approximately $366,000, $390,000 and $141,000, respectively.

12. INCOME TAXES

The Company accounts for income taxes using the liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been recognized in the consolidated financial statements or tax returns. For the years ended December 31, 1996, 1997 and 1998, the Company generated tax losses. Accordingly, no provision for income taxes was recorded.

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

As of December 31, 1998, the Company has approximately $13.0 million of total remaining NOL carryforwards. Some or all of the Company's NOL carryforwards may be subject to an annual limitation on future utilization resulting from historical changes in the

                 Triathlon Broadcasting Company and Subsidiaries

12. INCOME TAXES (CONTINUED)

Company's ownership. Management believes that the imposition of such limitations would not have a material effect on its consolidated financial position or the results of operations. Future changes in the Company's ownership could have the effect of imposing a limitation on the future utilization of the NOLs. The Company's NOL carryforwards expire at various dates during the seven year period beginning in 2006.

The principal components of the Company's deferred tax assets and liabilities at December 31, 1997 and 1998 are as follows:

                                                                              DECEMBER 31
                                                                        1997                1998
                                                                 ------------------- -------------------
    Deferred tax assets:
      Deferred compensation                                       $       226,959     $       184,059
      Net operating loss                                                3,870,144           4,907,593
      Allowance for doubtful accounts                                     230,045             239,405
                                                                 ------------------- -------------------
                                                                        4,327,148           5,331,057
      Valuation allowance                                              (1,951,391)         (1,548,304)
                                                                 ------------------- -------------------
    Total deferred tax assets                                           2,375,757           3,782,753

    Deferred tax liabilities:
      Fixed assets                                                        610,520             836,055
      Intangible assets                                                 9,394,787          10,576,248
                                                                 ------------------- -------------------
    Total deferred tax liabilities                                     10,005,307          11,412,303
                                                                 ------------------- -------------------
    Net deferred tax liabilities                                  $     7,629,550     $     7,629,550
                                                                 =================== ===================

 The reconciliation of income tax attributable to operations before the extraordinary item computed at the U.S. federal statutory tax rates to income tax expense is:


                                                                  YEAR ENDED DECEMBER 31
                                                         1996              1997              1998
                                                   ----------------- ----------------- -----------------
    Benefit at statutory rate of 35%                $   (248,100)     $   (639,312)     $    (97,187)
    Valuation allowance adjustments                      135,400           452,491          (364,691)
    Restructuring Fees                                         -                 -           350,000
    Deferred compensation                                104,130            68,449            49,488
    Goodwill amortization                                      -            49,920            44,820
    Meals, entertainment and other                         8,570            68,452            17,570
                                                   ================= ================= =================
                                                    $          -      $          -      $          -
                                                   ================= ================= =================

                 Triathlon Broadcasting Company and Subsidiaries

13. 401(K) PLAN

During 1995, the Company established a 401(k) Plan (the "Plan") for the benefit of all eligible employees. Eligible participants under the Plan are defined as all full-time employees with 90 days of service. All eligible participants may elect to contribute a portion of their compensation to the Plan subject to Internal Revenue Service limitations. The Company may make discretionary matching contributions to the Plan, subject to Board of Director approval. No contributions were made during the Plan years ended December 31, 1996, 1997 and 1998.

                 Triathlon Broadcasting Company and Subsidiaries


               Schedule II - Valuation and Qualifying Accounts For
                the years ended December 31, 1996, 1997 and 1998


                                                       Additions
                                        Balance at     Charged to                                 Balance at
                                       Beginning of    Costs and                                    End of
Description                               Year         Expenses     Deductions    Acquisitions      Year
-----------                               ----         --------     ----------    ------------      ----
Allowance for doubtful accounts:
  Year ended December 31, 1996        $  106,841    $  298,591     $  124,026    $  123,994     $  405,400
  Year ended December 31, 1997           405,400       561,409        376,949             -        589,860
  Year ended December 31, 1998           589,860       239,338        215,280             -        613,918